Form 10-Q
period 1995-09-30
FOREMOST CORP OF AMERICA
filed 1995-11-13
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1995    Commission File Number 0-6478


                        FOREMOST CORPORATION OF AMERICA
            (Exact name of Registrant as specified in its charter)


                  Delaware                             38-1863522
       (State or other jurisdiction of            (I.R.S. employer
       incorporation or organization)              identification no.)


       5600 Beech Tree Lane, Caledonia, Michigan                    49316
       Mailing address: P.O. Box 2450, Grand Rapids, Michigan       49501
       (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code    (616) 942-3000


       The registrant has filed all reports required to be filed by
       Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.




       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                   Class                   Outstanding at September 30, 1995

        Common Stock, $1.00 par value                10,182,200

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                               Page No.

       Part I.  Financial Information:

       Item 1. - Financial Statements:
          Consolidated Balance Sheets -
          September 30, 1995 and December 31, 1994                 1


          Consolidated Statements of Income -
          Nine Months Ended September 30, 1995 and 1994            2


          Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994            3


          Condensed Notes to Consolidated Financial
          Statements                                               4


       Item 2. - Management's Discussion and Analysis             5-6



       Part II.  Other Information:



          Item 6. - Exhibits and Reports on Form 8-K               7


          Signatures                                               7

                          PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                    Sept. 30, Dec. 31,
                                                      1995      1994
                                                    --------  --------
                                                      (In thousands)
       ASSETS:
        Investments:
         Fixed maturities held to maturity          $  8,040  $ 14,810
         Securities available for sale:
          Fixed maturities                           383,520   351,241
          Equity securities                           55,903    46,611
          Mortgage loans and land contracts           12,753    14,525
          Investment real estate                      20,301    19,284
          Short-term investments                      41,072    11,798
                                                     -------   -------
           Total Investments                         521,589   458,269
        Cash                                           1,601     4,195
        Accrued investment income                      7,821     6,567
        Premiums receivable                           75,551    69,806
        Due from reinsurance companies                26,460    34,798
        Other receivables                              7,632     9,784
        Prepaid policy acquisition costs              77,573    75,082
        Prepaid reinsurance premiums                      73    10,181
        Real estate and equipment                     36,753    38,377
        Other assets                                  13,057    14,014
                                                     -------   -------
         Total Assets                               $768,110  $721,073
                                                     =======   =======
       LIABILITIES:
        Unearned premium                            $268,268  $254,653
        Insurance losses & loss adjustment expenses   97,073    95,496
        Accounts payable and accrued expenses         39,753    36,977
        Notes and other obligations payable           97,805   107,406
        Income taxes                                  11,267     7,114
        Other liabilities                             12,856    12,802
                                                     -------   -------
         Total Liabilities                           527,022   514,448
       SHAREHOLDERS' EQUITY:
        Common stock $1 par value - authorized
         35,000,000, issued 14,000,000                14,000    14,000
        Additional paid-in capital                   139,344   139,380
        Unrealized appreciation of securities
         available for sale, net of applicable taxes  13,661    (3,365)
        Retained earnings                            174,172   149,670
        Restricted stock - deferred compensation          (5)      (16)
                                                     -------   -------
         Total                                       341,172   299,669
        Less treasury stock at cost, 3,817,980 and
         3,634,004 shares                           (100,084)  (93,044)
                                                     -------   -------
           Total Shareholders' Equity                241,088   206,625
                                                     -------   -------
           Total Liabilities & Shareholders' Equity $768,110  $721,073
                                                     =======   =======

       See accompanying condensed notes to consolidated financial statements.

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                         Three             Nine
                                      Months Ended      Months Ended
                                       Sept. 30,         Sept. 30,
                                     1995     1994     1995     1994
                                   -------- -------- -------- --------
       (In thousands except per share data)
       INCOME:
        Earned premium:
         Property and casualty     $108,136 $103,058 $320,058 $305,992
         Life                         5,326    5,367   16,579   16,332
        Net investment income         7,543    6,606   22,142   20,052
        Realized gains (losses)           9     (293)    (105)     444
        Other                           749    1,598    2,172    4,348
                                    -------  -------  -------  -------
         Total income               121,763  116,336  360,846  347,168
                                    -------  -------  -------  -------
       EXPENSES:
        Insurance losses, death and
         other benefits              61,931   65,354  195,134  203,079
        Amortization of prepaid
         policy acquisition costs    32,508   31,525   97,804   97,023
        Operating and other           6,714    8,082   21,789   23,336
                                    -------  -------  -------  -------
         Total expenses             101,153  104,961  314,727  323,438
                                    -------  -------  -------  -------
          Income before taxes        20,610   11,375   46,119   23,730
       Income tax provision          (6,421)  (2,568) (13,288)  (4,971)
                                    -------  -------  -------  -------
        Net income                 $ 14,189 $  8,807 $ 32,831 $ 18,759
                                    =======  =======  =======  =======

       PER SHARE OF COMMON STOCK:
        Net income                 $   1.39 $   0.83 $   3.20 $   1.76
                                    =======  =======  =======  =======
        Average shares outstanding   10,204   10,604   10,268   10,666
                                    =======  =======  =======  =======
        Cash dividends per share   $   0.27 $   0.27 $   0.81 $   0.81
                                    =======  =======  =======  =======

       See accompanying condensed notes to consolidated financial statements.

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                       Sept. 30,
                                                    1995        1994
                                                  ---------  ---------
                                                     (In thousands)

       Net cash from operating activities         $  64,812  $   7,190
                                                   --------   --------
       Investing Activities:
        Purchases of securities and loans made     (147,348)   (66,092)
        Purchases of real estate and equipment         (169)      (202)
        Sales of securities                         104,058     34,858
        Maturities of securities and receipts
         from repayments of loans                    29,743     47,822
        Increase in short-term investments          (29,274)    (2,738)
        Sales of real estate and equipment              994          -
                                                   --------   --------
         Net cash from (for) investing activities   (41,996)    13,648
                                                   --------   --------
        Financing Activities:
         Net change in short-term debt               (2,000)     5,000
         Repayments of long-term debt                (7,601)    (7,451)
         Dividends paid                              (8,330)    (8,642)
         Purchase of treasury stock                  (7,547)    (8,713)
         Exercise of stock options                       68          -
                                                   --------   --------
            Net cash for financing activities       (25,410)   (19,806)
                                                   --------   --------
              Cash increase (decrease)               (2,594)     1,032
        Cash at beginning of year                     4,195      5,220
                                                   --------   --------
          Cash at end of period                   $   1,601  $   6,252
                                                   ========   ========


       See accompanying condensed notes to consolidated financial statements.

                         PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




       1. The notes to the consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.



       2. All information is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the results shown. All significant intercompany balances and transactions have been eliminated in consolidation. Intrim results are not necessarily indicative of the results to be expected in any other period.

                         PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                        FOREMOST CORPORATION OF AMERICA
                   OPERATING RESULTS AND FINANCIAL POSITION

       Operating Results

            The third quarter results produced a record operating income per share for Foremost Corporation of America. Net income for the third quarter of 1995 was $1.39 per share, with no realized gains or losses per share, compared to $.83 per share in 1994, including $.02 per share in realized losses. Net income per share for the first nine months of 1995 was $3.20 compared to $1.76 per share in 1994. Realized losses of $.01 per share for 1995 and realized gains of $.03 per share for 1994 are included in the nine months net income figures. The third quarter results reflect the Company's success in reducing its cost to produce business, obtaining rate adequacy and practicing disciplined underwriting.

            The third quarter combined loss and expense ratio for the property and casualty group was 87.2% compared with 94.5% for the third quarter last year. The nine month combined ratio was 91.4% compared to 98.2% in the prior year. Lower catastrophe losses and reduced underwriting expenses attributed to the improvement in the combined ratio. Catastrophe losses were 6.4 points lower in the third quarter of 1995 compared to last year and 3.8 points lower for the nine months of 1995 compared to 1994.

            Mobile home written premium was up 1% for the third quarter and 4.7% for the nine months over last year's results. The growth in written premium continues to be negatively impacted by the Company's catastrophe exposure management.

            Written premium by product line is as follows:

                                         %                         %
                        3rd Quarter     Inc      Nine Months      Inc
                      1995      1994   (Dec)    1995      1994   (Dec)
                    --------  -------- -----  --------  -------- -----
                       (In thousands)            (In thousands)
       Mobile Home. $ 93,483  $ 92,600   1.0  $275,132  $262,658   4.7
       RV..........   11,798    11,980  (1.5)   41,348    41,645  (0.7)
                     -------   -------  ----   -------   -------  ----
         Subtotal..  105,281   104,580   0.7   316,480   304,303   4.0
       Automobile..    2,930     2,935  (0.2)    9,064    10,922 (17.0)
       Homeowners..    1,765     1,370  28.8     5,453     4,430  23.1
       Other.......    2,110     1,784  18.3     4,840     4,231  14.4
                     -------   -------  ----   -------   -------  ----
         Total      $112,086  $110,669   1.3  $335,837  $323,886   3.7
                     =======   =======  ====   =======   =======  ====

            The combined loss and expense ratio for the Company's life insurance operation was 94.2% for the third quarter of 1995 compared to 93.8% for the third quarter last year. For the nine months of 1995, the combined ratio was 94.5% compared to 94.1% last year. Net written premium was $5.2 million for the third quarter and $16.6 million for the nine months of 1995 compared to $5.4 million and $16.3 million for 1994, respectively.

            After-tax investment income for the third quarter of 1995 increased 8.7% from the third quarter last year and increased 7.8% for the first nine months of 1995 compared to the same period in 1994.

            In early October, Hurricane Opal struck the Florida Panhandle and swept through Alabama, Georgia and Tennessee. The Company anticipates approximately $9 million in losses from this hurricane, or $5.9 million after tax, and will impact fourth quarter results by approximately $.57 per share. Actual fourth quarter results will change should further catastrophes strike during the remainder of the period. In the fourth quarter of 1994, total catastrophe losses were $13.7 million, or $8.9 million after tax, resulting in an impact of $.85 per share.

       Financial Position

            The principal sources of cash for the first nine months of 1995 were $105.1 million from the sales of securities and real estate, $64.8 million provided from operations, and $29.7 million from maturities of securities and loan repayments. During the first nine months of 1995 the Company used $176.8 million for the purchase of securities and real estate, repaid $9.6 million of debt, paid $8.3 million in dividends to shareholders, and purchased $7.5 million of treasury stock. The Company had $42.7 million in cash and other liquid assets at September 30, 1995.

            Total invested assets valued on a cost basis increased 9%, or $41.7 million during the first nine months of 1995 compared to year end 1994. Market values of securities available for sale increased $14.1 million net of tax in the first nine months of 1995.

            Total bank borrowings were $94.9 million at September 30, 1995 of which $2 million was current. Interest paid by the Company was $6.6 million for the the first nine months of 1995 compared to $6.3 million for the same period last year.

            Since the February 1994 announcement of the Company's plan to buy back a portion of its outstanding common stock, 552,367 shares have been purchased at an average price of $34.17 per share. During the third quarter of 1995, 32,028 of these shares were purchased at an average price of $39.50 per share.

                            PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
       (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1995.



                                  SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:  November 3, 1995                   Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  November 3, 1995                 Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller