Form 10-K
period 1995-12-31
FOREMOST CORP OF AMERICA
filed 1996-03-28
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995           Commission File No. 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

       Delaware                                                  38-1863522
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                 5600 Beech Tree Lane, Caledonia, Michigan 49316
          Mailing Address: P.O. Box 2450, Grand Rapids, Michigan 49501

               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number including area code (616) 942-3000

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value

                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates as of March 20, 1996, was $463,951,671.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 20, 1996:

          CLASS                                   OUTSTANDING AT MARCH 20, 1996

Common Stock, $1.00 par value                               10,049,394


                       Documents Incorporated by Reference

               Part III         Proxy Statement for Annual Meeting
                              of Stockholders to be held May 9, 1996

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

     The Company is a holding company which, through its subsidiaries, provides property and casualty and other insurance products primarily for mobile homes and recreational vehicles. The Company believes that in 1995 it was the leading writer of mobile home property and casualty insurance in the United States.

     The Company sells its property and casualty insurance to mobile home and recreational vehicle owners through independent agents and general agents, as well as through dealer agents and agents affiliated with lending institutions. The Company also writes its property and casualty insurance on a direct response basis. In addition, the Company writes automobile and homeowner property and casualty insurance. The Company also writes employee group life and health insurance.

     The Company's principal subsidiary, Foremost Insurance Company, Grand Rapids, Michigan ("Foremost Insurance"), was founded in 1952. The Company was incorporated in Delaware in 1967 and acquired all the outstanding capital stock of Foremost Insurance in that year. The Company's principal executive offices are located at 5600 Beech Tree Lane, Caledonia, Michigan 49316. The mailing address is P.O. Box 2450, Grand Rapids, Michigan 49501, and the telephone number is (616) 942-3000. As used herein the "Company" means Foremost Corporation of America and its subsidiaries unless the context indicates otherwise.

     During 1995, the Company's business was divided into two principal business segments: property and casualty insurance and life insurance.

PROPERTY AND CASUALTY INSURANCE

     The Company's largest business segment is property and casualty insurance concentrated primarily in the mobile home and recreational vehicle markets. The Company's property and casualty insurance is written by Foremost Insurance, Foremost Signature Insurance Company, American Federation Insurance Company and Foremost Property and Casualty Insurance Company (all four insurers may be referred to herein collectively as "P&C subsidiaries").

     Through its P&C subsidiaries, the Company writes mobile home and recreational vehicle property and casualty insurance which may include, among other things, coverages for (i) comprehensive physical damage, including wind, flood and earthquake, (ii) fire and other stated physical damage to personal effects, (iii) theft of personal effects, (iv) comprehensive personal liability (similar to that provided under typical homeowners' policies), (v) physical damage to adjacent structures, (vi) vendor's single interest, which insures the lienholder in finance transactions against conversion, embezzlement or secretion of the mobile home by the retail purchaser and against an otherwise uninsured collision involving the mobile home, and (vii) collision coverage either on full term or "trip" (30-day) basis. The Company also writes dwelling fire, homeowners and automobile insurance. Foremost Insurance historically wrote commercial property and casualty insurance for mobile home dealers and parks. However, the Company curtailed its writings of these commercial coverages since 1990. The Company plans to further limit commercial insurance products during 1996, except it will continue to write only open lot coverages for mobile home dealers. The Company also writes collateral protection insurance, which assists a lender by tracking insurance coverage on mobile home loans and ensuring continuity of such coverage. Foremost Property and Casualty Insurance Company primarily writes mobile home property and casualty insurance on a direct response basis pursuant to the Company's exclusive endorsement by the American Association of Retired Persons.

In addition, the Company writes automobile and homeowners' property and casualty insurance in limited markets. The Company's American Federation Insurance Company subsidiary writes automobile, recreational vehicle and mobile home property and casualty insurance generally for members of mobile home and recreational vehicle owners associations based upon endorsements by such associations.

     The term of the Company's property and casualty policies ranges from one to seven years. However, most of the Company's policies are annual policies. Multiple-year policies, which are paid for with a single premium in the initial year, are generated primarily in connection with new mobile homes purchased through multiple-year finance contracts.

     The Company's property and casualty insurance operations cover all states and the District of Columbia, although not all forms of recreational vehicle coverages are sold in all jurisdictions. The following table presents the amounts and percentages of premium written and assumed on property and casualty insurance written by the Company in the ten leading states during 1995:

       STATE                      DOLLARS                    % OF TOTAL PREMIUM
-------------------        ----------------------            -------------------
Texas                            74,080,007                          17.4
Florida                          48,503,192                          11.4
California                       44,204,880                          10.4
Michigan                         18,016,707                           4.2
Washington                       15,438,225                           3.6
South Carolina                   14,827,635                           3.5
Georgia                          14,014,229                           3.3
Alabama                          13,177,533                           3.1
North Carolina                   12,810,099                           3.0
Pennsylvania                     12,515,748                           2.9
                           ----------------------            -------------------
   TOTAL                       $267,588,255                          62.8%

     A substantial portion of premium written in Texas is written by Foremost County Mutual Insurance Company, a Texas county mutual insurance company, and reinsured by the Company (included in "premium written and assumed").

     The Company's insurance subsidiaries are subject to statutory restrictions and to supervision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries transact insurance business. For information concerning such restrictions and supervision, including rate regulations, see "Business--Government Regulation".

LIFE INSURANCE

     The Company had historically written credit life and credit accident and health insurance primarily for purchasers of mobile homes, recreational vehicles and automobiles. The Company ceased writing new credit life and credit accident and health policies as of December 31, 1992. The Company writes group life and health insurance for employee groups in select markets. The Company writes this business through its life insurance subsidiary, Foremost Life Insurance Company, which is licensed in the District of Columbia and all states except New York.

     On January 31, 1996, the Company announced that it had signed a letter of intent to sell its subsidiary Foremost Life Insurance Company ("Foremost Life") to Woodmen Accident and Life Company of Lincoln, Nebraska ("Woodmen"). Under the terms of the proposed transaction, Woodmen would acquire all of the outstanding capital stock of Foremost Life. A Form 8-K Report was filed with the Securities and Exchange Commission on February 1, 1996 reporting on this pending transaction.

OTHER OPERATIONS

Secondary Market Financial Services

     In August of 1982, Foremost Financial Services Corporation ("FFSC") developed a Manufactured Housing Pass-Through program. FFSC issued certificates privately placed with institutional investors, evidencing undivided interests in pools of manufactured housing retail installment obligations ("Contracts"). FFSC is contractually obligated to the certificate holders for servicing of the Contracts. The certificates do not represent an interest in or obligation of FFSC, however, FFSC is obligated, in the event of delinquencies or deficiencies in payments on the Contracts, to advance cash obligations to the extent such advances are reimbursable under the primary insurance policies or the pool insurance policy. Each Contract is covered by a primary policy of private credit insurance written by Foremost Insurance Company, which also wrote the pool credit insurance policies. Under these secondary market programs, FFSC is currently the Master Servicer of approximately 4,900 contracts with principal balances aggregating approximately $41 million

Insurance Agencies

     The Company has several Company-owned Insurance agencies: Foremost Affiliated Insurance Services, Inc., Foremost Home Brokers, Inc., Starcrest Commercial Agency, Inc., Western Star Underwriters, Inc., Pacific Way Insurance Agency, Inc., Frontier Insurance Agency, Inc., Corvette General Agency, Inc., Sunrise Insurance Agency, Inc., Sunrise Insurance Agency of Arizona, Inc., Sunrise Insurance Agency of Texas, Inc., and Knight Agency, Inc. These agencies generate commission income by selling the Company's specialty insurance products to selected markets.

MARKETING

     The Company's primary marketing strategy has been to provide insurance products through four distribution channels: general and independent insurance agents (agency); mobile home and recreational vehicle dealer agents (point-of-sale); agents affiliated with lenders to the mobile home and recreational vehicle markets (lender); and direct contact with insureds (direct response).

Agency Channel
     The Company writes insurance through numerous independent and a select group of general agents. These agents, many of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company. Under the Company's agency agreement, each agent is authorized to sell and bind insurance policies in accordance with procedures specified in the agreement and to collect and remit premiums. The Company's marketing force focuses on developing and maintaining relationships in this channel. The Company also owns some captive agencies which operate like an independent agency, except that they generally only sell the Company's insurance products.

Point-of-Sale Channel
     The Company sells its insurance through mobile home and recreational vehicle dealer agents. The primary product sold through mobile home dealer agents is mobile home property and casualty insurance. The primary product sold through recreational vehicle dealer agents is recreational vehicle property and casualty insurance. The Company provides open lot commercial insurance products for certain property risk exposure of mobile home dealers. The Company's marketing force develops and maintains relationships with mobile home and recreational vehicle dealer agents.

Lender Channel
     The Company markets its products and services through some agencies affiliated with financial institutions which participate in the mobile home and recreational vehicle markets. These financial institutions could be commercial banks, thrift institutions, general agents producing through sub-agent lenders, finance companies and mortgage bankers.

Direct Response Channel
     The Company utilizes a direct response mail and telemarketing operation to sell its property and casualty policies to insureds in cases where the Company owns the renewal rights to policy expirations. In December of 1989, the Company entered into a multi-year agreement with the American Association of Retired Persons ("AARP") pursuant to which AARP has granted the Company the exclusive right to offer its mobile home insurance to AARP members. The Agreement with AARP runs for a term of ten (10) years and provides for early termination under certain circumstances, including the unilateral right of AARP to terminate the Agreement in the event of a change in control of the Company (as defined in the Agreement). The Company markets its AARP mobile home policies exclusively on a direct response basis and the Company owns the renewal rights to the AARP policies. The Company also utilizes its direct response operation for the offering of mobile home, recreational vehicle, auto and homeowners insurance to other insureds.

TRADEMARKS

     The Company owns several trademarks, including "Foremost", and the "interlocking F" which it believes are important in marketing its products and services. Although the registration of "Foremost" will expire on July 29, 2006, and the "interlocking F" on October 13, 2007, further renewals for periods of 20 years are available under Federal trademark laws.

UNDERWRITING

     The objective of the Company's underwriting and ratemaking strategy is to achieve underwriting profits as well as to generate investable assets. Each of the Company's P&C subsidiaries designs its own coverages and sets its own rates for its policies; however, the Company's P&C subsidiaries do incorporate some of the standard coverages and rates developed by ratemaking bureaus. Each prospective policy is underwritten and rated based upon a combination of numerous factors which include, in the case of mobile homes, type of mobile home, location and other risk characteristics. Through this practice the Company seeks to write policies only for those risks which meet its underwriting criteria.

     The Company believes that a key factor in its underwriting process is the use of its extensive historical mobile home data base, which includes a computerized data base of over 15 million earned policy years of experience with mobile home insurance policies. This data base enables the Company to better identify and quantify the loss experience associated with numerous risk characteristics and is employed in the design of the coverage and rating used to classify insurance risks.

     The significant increase in catastrophe events since 1989 requires that the Company manage its risk concentrations, especially in areas prone to hurricane, flood and earthquake. Over the last several years the Company has implemented various restrictions ceasing new business writings in some areas and has also implemented non-renewals of policies in certain coastal areas running from Maine to Texas on the Atlantic Ocean and the Gulf of Mexico (including Florida) and California on the West Coast, in order to limit the Company's exposure to these catastrophes.

CLAIMS

     Approximately 97% of the Company's claims are handled by its own staff of claim adjusters and the remainder by independent adjusters. Independent claim adjusters are primarily used by the Company to assist in handling claims in areas where insurance volume does not warrant the maintenance of a staff adjuster and for certain non-mobile home related claims. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it. In view of the Company's commitment to mobile home and recreational vehicle property and casualty insurance, the Company conducts training programs for its adjusters on mobile home and recreational vehicle construction and the settlement of mobile home and recreational vehicle claims. The Company believes that its extensive use of its own trained claims adjustment staff as opposed to independent adjusters permits it to more expeditiously settle claims and limit underwriting losses and loss adjustment expenses.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     The Company maintains reserves for the payment of losses and loss adjustment expenses for both reported and unreported claims. Loss reserves are estimated at a given point in time at what the insurer expects to pay in incurred losses based on facts and circumstances then known. Loss adjustment expense reserves are intended to cover the ultimate cost of settling all losses and defending lawsuits resulting from such losses. The amount of loss reserves and loss adjustment expense reserves for reported claims is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The amount of loss reserves and loss adjustment expense reserves for incurred but not reported claims is determined on the basis of historical information by line of insurance. Ultimate liability may be greater or lower than reserves. Reserves are closely monitored and are reviewed by the Company quarterly using new information on reported claims. The Company obtains a certification of the adequacy of its reserves as of each December 31st by independent actuaries.

The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

LIMITS OF INSURANCE COVERAGE AND REINSURANCE

     The Company offers property coverage based on the actual cash value, or replacement cost, of the risk, depending on the coverage form written. The Company's published limits of liability for mobile home physical damage varies by state, with the highest limit being $150,000 for the state of California, with the countrywide average mobile home insured at approximately $20,000. Personal effects coverage is written at a percentage of the dwelling amount, usually 20-75%, depending on the coverage form written. The Company's published limits on liability coverage ranges from $25,000 to $500,000 per liability occurrence for mobile homes, and vary with other products depending on the needs and qualification of the policyholders.

     A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium. Although the ceding of the insurance risk does not discharge the original insurer from its primary liability to its policyholder, it is the practice of insurers for accounting purposes to treat the reinsured risks, to the extent of the insurance ceded, as though they were risks for which the original insurer is not liable since the original insurer would only assume liability in those situations where the reinsurer is unable to meet the obligations assumed under the reinsurance agreements.

     The Company's property and casualty subsidiaries maintain reinsurance protection for catastrophes which indemnify the Company for the major part of each single incurred loss in excess of the Company's retention up to the reinsurance treaty limits. The Company reviews its catastrophe retention and reinsurance coverage limits annually.

     The Company monitors the financial condition of the reinsurers and attempts to place its coverage only with substantial, financially sound carriers. Due to fluctuations in capacity in the reinsurance market, there can be no assurance that the Company's reinsurance agreements will be continued on current terms.

GOVERNMENT REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries are licensed to transact insurance business. Such regulation and supervision relates to, among other things, capital and surplus requirements, solvency standards, payments of dividends to stockholders, licensing to permit the transaction of business, licensing of agents, policy form and rate regulation, deposits of securities, methods of computing reserves and investment standards and diversification. Such subsidiaries are also required to file detailed annual and other reports with the regulatory agencies in each of the states in which they do business and their business and accounts are subject to examination at any time by such agencies. Under insurance statutes and procedures established by the National Association of Insurance Commissioners, the Company's insurance subsidiaries are examined periodically by one or more of the supervisory agencies on behalf of states in which these subsidiaries do business for both financial condition and market conduct practices. The last financial examination of the Company's property and casualty, and life insurance subsidiaries was completed in 1993 which examination covered the period from January 1, 1990 through December 31, 1992, except Foremost County Mutual Insurance Company was last examined in 1994 for the period from October 1, 1990 through June 30, 1994; American Federation Insurance Company was last examined for the period ending December 31, 1991 and Foremost Property and Casualty Insurance Company was last examined for the period ending December 31, 1989.

     The insurance laws of most states provide that all property and casualty insurance companies which do business in their state must belong to a statutory property and casualty guaranty association. The purpose of these associations is to protect policyholders by requiring solvent property and casualty insurance companies to pay certain insurance claims of insolvent insurers. The association rules assess the insurers in order to pay these claims proportionately to such insurer's share of voluntary premium written in the given state. While most guaranty associations do provide a procedure for recoupment of assessments through rate increases, rate surcharges or premium tax credits, there is no assurance that insurers recover these assessments and the time value of money becomes a cost to the insurer assessed. The Company's share of these assessments are not expected to have a material impact on the Company's property and casualty insurance subsidiaries.

     Many states have formed statutory residual market associations or plans to write certain higher risk property and casualty insurance, which risks are not eligible for the private market. These associations cover such risks as wind and water in coastal areas, assigned risk for auto, worker's compensation, FAIR plans for homeowners and various other joint underwriting associations due to capacity shortfalls in the private market. By statute, each private insurer writing voluntary business of the type written under these plans in the state must be a member of these associations and, depending on the plan, may be required to accept certain of these risks and is also required to participate in the profit or loss of the association or plan. Exposures under these plans are higher than voluntary writings because the plans accept higher risk business and rates charged for this business are often lower than actuarially required due to political influence of the governmental agency operating these plans. In recent years, the Florida Residential Property and Casualty Joint Underwriting Association and the Florida Windstorm Underwriting Association have grown in the amount of exposures assumed due to the growth of wind and water exposure in Florida with continued real estate development. The shortage of private capacity after Hurricane Andrew in 1992, compounded by the inability of private insurers and such Florida Associations to secure regulatory approval of adequate rates for business written in the coastal areas, has caused further growth of exposures in these Florida Associations. Florida has also imposed a non-renewal moratorium which limits the amount of business an insurer may non-renew in that state.

     As the Company has implemented steps to reduce its exposure to catastrophes in catastrophe prone areas, it has encountered some resistance to non-renewal actions from insurance regulators of states in addition to Florida. However, the Company believes that it will be able to continue its efforts to manage catastrophe exposures, but with some delays and compromises imposed by state insurance regulators.

     Various states have enacted laws which require registration and periodic reporting by insurance companies which are members of holding company systems. The Company's insurance subsidiaries are subject to such legislation and are registered under such statutes where required. Typically this legislation requires (i) disclosure of all material members of the holding company system;
(ii) approval by the appropriate insurance commissioner of certain acquisitions and mergers; (iii) disclosure and regulation of certain intra-system transactions which are subject to certain standards; and (iv) advance notice of proposed extraordinary dividends or other large distributions which are subject to disapproval by the appropriate insurance commissioner. Under the terms of applicable state insurance statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities would be required to obtain regulatory approval of the purchase.

     The Federal Government also has the power to regulate the business of insurance in the event the various states fail to regulate such business. Except in a few limited areas, that power has not been exercised. The U.S. Congress has considered the issue of Federal regulation of certain aspects of the insurance industry and it is possible that it may adopt Federal legislation in the future.

COMPETITION

     All lines of business in which the Company engages are competitive. Large national companies, such as State Farm Insurance Group and Allstate Insurance Company, account for much of the competition, although the types of insurance coverages sold by the Company are usually a relatively small portion of those companies' businesses. Other companies specialize in these types of insurance coverages and compete directly with the Company, primarily in limited geographical areas. The Company's competition also includes other stock and mutual companies, many of which have greater resources but which do not specialize in the Company's principal lines of business. The Company competes primarily on the basis of values although some of the Company's competitors use price competition with respect to both premium rates and commission rates offered to producers.

RAW MATERIALS

     No raw materials are essential to the business of the Company.

SEASONALITY

     Seasonality does not have a material effect upon the Company's business.

WORKING CAPITAL

     The Company maintains liquid assets in excess of an amount needed to pay its current operating expenses and claims.

DEPENDENCY UPON SINGLE CUSTOMER

     No single customer of the Company accounted for 10% or more of the Company's consolidated revenues in 1995, 1994 and 1993 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.

BACKLOG

     Backlog is not applicable to the business of the Company.

GOVERNMENT CONTRACTS

     The Company does not have any material contracts with the Government.

RESEARCH ACTIVITIES

     The Company did not spend a material amount on research and development during 1995, 1994, and 1993.

ENVIRONMENTAL REGULATIONS

     Compliance with Federal, State or Local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not materially affect the Company's expenditures or earnings.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,015 persons on December 31, 1995.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information by business segment for the five years ended December 31, 1995 appears in Note 13 to the Consolidated Financial Statements, at Item 8. below.


ITEM 2. PROPERTIES
------------------

     During 1988, the Company purchased a 587 acre parcel of land in Caledonia Township (southeast of Grand Rapids) and constructed a 260,000 square foot corporate headquarters building on part of this property. Approximately 36 acres of this parcel is used for the corporate headquarters and the balance is held as investment property. The Company also leases a 51,000 square foot facility in Cascade Township near Grand Rapids, which it uses for distribution, printing and warehouse. The Company has other short-term leasehold interests in real property used for its claim service offices and captive agencies throughout the country.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company and its subsidiaries are routinely engaged in litigation as plaintiff and defendant in the normal course of their business. In the opinion of management the litigation, including the litigation described below, is not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. Various suits and claims arising in the ordinary course of business are pending against the Company and its subsidiaries, and the ultimate liability with respect to these claims is not presently determinable.

     The Company has been named as a defendant in a number of similar individual lawsuits and several related class actions filed in Alabama state and federal courts (the "Alabama Litigation"). The separate plaintiffs allege both compensatory and punitive damages. In general, the complaints allege that the Company or its Alabama agents failed to disclose information about insurance coverages and premium structure, misinformed policyholders about coverages or policy provisions, and in other ways misrepresented the nature and extent of insurance sold in Alabama. The Company denies all allegations and is vigorously defending all claims. The compensatory damages, if any, are likely to be nominal for each individual claimant. The primary risk exposure facing the Company involves the plaintiffs' claims for punitive damages.

     In June of 1995, a jury awarded $15 million in punitive damages against the Company, despite the fact that the amount of the compensatory damage award was $12,500 in the Alabama litigation captioned Parham, et al. v. Foremost, et al., No. CV-94-44, in Bullock County Circuit Court, State of Alabama filed in October, 1994. In March 1996, the Bullock County Circuit Court Judge reduced the punitive damage award to $6.5 million and the compensatory damage award to approximately $3,300. In February, 1996, a jury awarded two policyholders $26,000 in compensatory damages and $3.25 million in punitive damages in the Alabama litigation case captioned Cornner, et al., v. Foremost, et al., No. CV-94-127, in Lowndes County Circuit Court, State of Alabama, filed in October, 1994. The Company believes that both Alabama Litigation awards, including the amount of the trial court's remittitur in the Bullock County case, are erroneous and is vigorously pursuing all post-trial remedies, including appeals of both judgments to the Alabama Supreme Court. Although the outcome of the appeals in uncertain, for each appeal the Company seeks to have a judgment entered in its favor notwithstanding the jury verdict, a new trial, or, at a minimum, a reduction of all or part of the punitive damages. The Company believes, due to its understanding of Alabama law and the facts and circumstances of each case, that both appeals will result, at a minimum, in a reduction in the punitive damages awards entered by the trial courts.

     The Company is in the process of seeking a settlement of consolidated state class actions against the Company and other defendants that have been removed to and are now pending in the United States District Court for the Northern District of Alabama in the matter captioned Meadows, et al., v. Southtrust Mobile Services, Inc., et al., Civil Action No. CV-95-P1213-W. The Company has proposed to contribute approximately $3.65 million into a settlement fund that will be used to fund payments to members of the settlement class, consisting of Foremost policyholders in Alabama from 1989 through 1995. The Company anticipates that the settlement of this class action, if approved by the federal court, will foreclose further claims against the Company except for claims by persons who affirmatively "opt out" of the settlement class.

     The Company intends to seek an order from the federal court declaring that 90 percent of the Company's settlement contribution would be allocated to compensate the settlement class for alleged punitive damages, that the amount allocated to punitive damages is sufficient to satisfy the Company's punitive damages obligation as a result of the alleged pattern and practice of wrongdoing in Alabama, and that an award of any further punitive damages in other Alabama Litigation cases would be unjust. The Company intends to use this federal class action order to argue that additional punitive damages awards in the Alabama Litigation would be duplicative and unjust, would violate the Company's substantive due process rights, and are barred by the provisions of the federal class action settlement order. While it is anticipated that a number of claimants will opt out of the settlement class, the Company believes that the settlement order being sought from the federal court, if entered, will significantly delimit Foremost`s punitive damages exposure on the remaining Alabama Litigation claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.


SUPPLEMENTAL ITEM.  -  EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company. The information concerning executive officers who are not directors has been omitted from the Registrant's Proxy Statement for the May 9, 1996 Annual Meeting of Stockholders pursuant to Instruction 3 of Regulation S-K Item 401(b).


Richard L. Antonini
Age: 53
Officer Since: 1972

  Mr. Antonini became Chairman of the Board on December 17, 1991, President on May 8, 1986 and Chief Executive Officer on July 24, 1986. Before that he was Executive Vice President and Chief Financial Officer since June 29, 1983. From January 1, 1980 to June 28, 1983, he served as Executive Vice President and Treasurer. Prior to that, he served as Senior Vice President and Treasurer. Mr. Antonini has been a Director of the Company since 1973.

Kenneth C. Haines
Age: 36
Officer Since: 1994

  Mr. Haines was elected to the office of Controller on September 1, 1994. Mr. Haines joined Foremost Insurance Company, a subsidiary of the Company, in September, 1986.

John J. Hannigan
Age: 48
Officer Since: 1987

  Mr. Hannigan was elected to the office of Executive Vice President on March 1, 1987. Mr. Hannigan joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1983 and was elected to the position of Executive Vice President of that Company in 1986.

David A. Heatherly
Age: 45
Officer Since: 1987

  Mr. Heatherly was elected to the office of Executive Vice President on March 1, 1987. Mr. Heatherly joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1984 and was elected to the position of Executive Vice President of that Company in 1986.

Larry J. Orange
Age: 54
Officer Since: 1987

  Mr. Orange was elected Executive Vice President on March 1, 1987. Mr. Orange has been employed by Foremost Insurance Company, a subsidiary of the Company, since 1969 and as a Vice President since 1980. Mr. Orange is also President of Foremost Financial Service Corporation. Mr. Orange was elected Director of the Company in 1993.

F. Robert Woudstra
Age: 50
Officer Since: 1983

  Mr. Woudstra was elected to the office of Executive Vice President on March 1, 1987 and has been Treasurer since June 29, 1983. Mr. Woudstra has been treasurer of Foremost Insurance Company, a subsidiary of the Company for more than the past five years. Mr. Woudstra was elected Director of the Company in 1988.

Paul D. Yared
Age: 46
Officer Since: 1982

  Mr. Yared was elected Senior Vice President on December 10, 1992 and has been the Company's Secretary and General Counsel since January 1, 1986. Mr. Yared has been employed as a Corporate Attorney for the Company and its subsidiaries since 1974. On December 28, 1984 he was elected Secretary.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
--------------------------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "FCOA". The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by NASDAQ. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1995                                                         High         Low
----                                                        ------       ------
First Quarter.........................................      $38.50       $35.25
Second Quarter .......................................       42.00        36.75
Third Quarter ........................................       44.25        38.00
Fourth Quarter .......................................       52.75        50.75


1994                                                         High         Low
----                                                        ------       ------
First Quarter ........................................      $37.50       $31.75
Second Quarter .......................................       32.25        30.25
Third Quarter.........................................       32.50        31.00
Fourth Quarter .......................................       35.75        31.75

     The number of stockholders of record of the Common Stock was approximately 1,264 on March 1, 1996.

                                    DIVIDENDS

     The Company has paid regular cash dividends on its Common Stock each year since 1978. During 1988, the Company paid its stockholders an extraordinary dividend of $6.50 per share from the proceeds of the sale of its private mortgage insurance subsidiaries. From 1988 through 1995 the Company paid a regular quarterly dividend of $.27 per share of common stock, an annualized rate of $1.08 per share. On February 1, 1996, the Company declared its First Quarter dividend of $.27 per share. The Company expects to continue to pay dividends but its ability to pay future dividends will necessarily depend upon its earnings and financial condition.

     The Company's principal source of funds for the payment of dividends on its Common Stock is dividend income from its insurance subsidiaries, Foremost Insurance and Foremost Life Insurance Company. The ability of these insurance subsidiaries to pay dividends to the Company is governed by applicable insurance laws. The information in Note 11 of the Consolidated Financial Statements, included at Item 8. below, explains the current State Regulatory requirements that may restrict the ability of the Company's insurance subsidiaries to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
FIVE YEAR SELECTED FINANCIAL DATA

Consolidated Financial Information       1995           1994           1993           1992           1991
----------------------------------   -----------    -----------    -----------    -----------    -----------
(All dollar amounts, except share
 data and ratios, in thousands)
Insurance premium written
 and assumed .....................   $   449,037    $   438,400    $   419,708    $   424,669    $   394,933
Net insurance premium earned .....   $   448,079    $   431,846    $   421,379    $   423,138    $   414,414
Total income .....................   $   481,178    $   464,191    $   457,262    $   460,470    $   449,001
Net income .......................   $    45,325    $    29,697    $    32,240    $    24,126    $     9,693
Net income per share .............   $      4.43    $      2.80    $      3.01    $      2.25    $      0.90
Total assets .....................   $   758,494    $   721,073    $   748,106    $   744,913    $   728,338
Invested assets-at cost ..........   $   498,927    $   463,447    $   479,188    $   461,240    $   457,175
Invested assets-at market ........   $   521,426    $   458,329    $   498,388    $   473,731    $   467,054
Short-term debt outstanding ......   $     4,199    $     9,981    $     7,795    $     7,627    $     8,535
Long-term debt outstanding .......   $    95,048    $    97,425    $   105,568    $   113,509    $   119,104
Shareholders' equity .............   $   244,197    $   206,626    $   213,122    $   185,007    $   162,806
Shareholders' equity per share ...   $     24.33    $     19.93    $     19.88    $     17.26    $     15.19
Return on beginning shareholders'
 equity ..........................          21.9%          13.9%          17.4%          14.8%           6.5%
Average shares outstanding .......    10,221,799     10,603,584     10,719,851     10,716,827     10,715,891
Shares outstanding at year end ...    10,034,780     10,365,996     10,721,143     10,717,083     10,715,889
Dividends paid per share .........   $      1.08    $      1.08    $      1.08    $      1.08    $      1.08
Price range - high ...............       $52 3/4        $37 1/2        $37 3/4        $33 1/4        $21 3/4
Price range - low ................       $35 1/4        $30 1/4        $31 1/4        $19 3/4    $        14
Price/earnings ratio .............          8-12          11-13          10-13           9-15          16-24
Number of shareholders ...........         1,272          1,338          1,381          1,490          1,516
Number of employees ..............         1,015          1,008          1,093          1,117          1,355

Property and Casualty Information:

Statutory policyholders' surplus .   $   200,458    $   181,269    $   176,245    $   162,458    $   136,830
Ratio of net premiums written to
 statutory policyholders' surplus            2.1            2.1            2.1            2.3            2.5
Ratio of loss and loss expense
 reserves to statutory
 policyholders' surplus ..........           0.5            0.5            0.6            0.7            0.8
Combined loss and expense
 ratio-GAAP basis ................          91.1%          96.3%          95.9%          98.0%         104.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

RESULTS OF OPERATIONS

Written Premium

     Written premium for the property and casualty segment was $427 million in 1995, which represents an increase of 3% over the $416.2 million written in 1994. The 1994 writings were 5% greater than the $397.8 million written in 1993, while 1993's total was down 1% from the previous year. Within the property and casualty segment, combined written premium for mobile home, motor home and travel trailer lines was up 3% in 1995 to $401.4 million, following increases of 6% in 1994 and 4% in 1993 when written premium in these lines was $391.2 million and $370.8 million, respectively. The growth in the Company's core lines of mobile home and recreational vehicle insurance was slowed in 1995 by its catastrophe exposure management program, which has aggressively reduced the Company's coastal exposure to hurricanes from Maine to Texas, and its earthquake exposure in California.

     The Company will continue to focus the majority of its resources on profitable opportunities in the mobile home and recreational vehicle product lines, although the Company is pursuing opportunities to write auto and homeowners insurance on a direct basis. The exclusive endorsement of the Company by the American Association of Retired Persons (AARP), to offer mobile home insurance to its members, has continued to produce good results.

     Written premium for the life segment in 1995 was $22 million, down slightly from 1994 when written premium totaled $22.2 million. The 1994 writings were up 1% from 1993 when they were $22 million. Since the Company's decision to exit the credit life and credit accident and health business at the end of 1992, the remaining product line is employee group benefit insurance for small employers.

Underwriting Results and Loss Reserves

     The combined loss and expense ratio for the Company's property and casualty insurance operations was 91.1% in 1995 compared to 96.3% in 1994 and 95.9% in 1993. The underwriting profit from these operations was $38.2 million in 1995, $15.4 million in 1994 and $16.6 million in 1993. The continued emphasis on rate adequacy, disciplined underwriting, catastrophe exposure management, and strategic expense reduction programs, are the reasons for the Company's positive underwriting results over the last three years.

     The property and casualty results were impacted by record levels of catastrophe losses, which amounted to, net of reinsurance, $51.9 million in 1995, $62.7 million in 1994 and $39.7 million in 1993. During 1995, hurricanes Opal and Erin along with spring and winter storms on the west coast, which produced wind and flood damage, contributed to the second-worst catastrophe year in the Company's history. The record level of catastrophe losses in 1994 was primarily due to the January Northridge earthquake in California, intense storms with flooding in Georgia and Texas, and the east coast winter storms in the first quarter. The spring storm Joshua, along with the flooding due to the severe weather in the Midwest, were the significant catastrophe losses of 1993.

      Management continually monitors its exposure to catastrophic risk and has taken aggressive action in coastal areas and earthquake prone areas. In 1995, the Company started a coastal strategy that will eliminate approximately 21,000 policies in the coastal counties from Maine to Texas and will be completed by June 30, 1996. Management has also pursued the reduction of the Company's earthquake exposure by non-renewing 20,000 policies in California with units greater than $50,000 in value. Since July 1, 1995, the Company's California policies only provide earthquake coverage on an optional basis, which will continue to reduce exposure to catastrophic loss due to earthquakes. Management will continue to take actions in the future where necessary.

     Expense reduction actions taken to control policy acquisition costs and general and administrative expenses have helped reduce the Company's expense ratio for the seventh consecutive year. The expense ratio has declined by 2.8 points from 1993 to 1995. Management is committed to controlling expenses by closely monitoring various expense categories and developing programs to continuously improve the results.

     The life operations also produced strong results in 1995 with its third consecutive year of underwriting profits of $1.3 million. The consistent performance of the employee group benefits products written in West Michigan was the primary reason for the good results over the past three years. The employee group benefits business has produced combined ratios of 93.8%, 92.9% and 91.9% for the years 1995, 1994 and 1993, respectively.

     In 1992 the Company established a $2.1 million reserve to cover future underwriting losses from the run-off of discontinued credit life products. During 1995, 1994 and 1993, $90,000, $300,000 and $500,000, respectively, were added to the reserve due to adverse experience.

     The Company engages outside actuarial firms to attest to the adequacy of its carried life, and property and casualty reserves. These firms have rendered their opinions for the year ended December 31, 1995, and they attest to the adequacy of the Company-held reserves. The Company is committed to maintaining adequate loss reserves and places a high priority on balance sheet integrity.

     The Company discontinued writing private credit insurance in 1985, and established a reserve to cover anticipated losses from the run-off of the product. Management continues to be pleased with the experience in the run-off of this business, and accordingly, reduced the reserve by $1.9 million in 1995, $2.7 million in 1994 and $2.4 million in 1993. These reductions are not reflected in the underwriting results of the insurance operations, but are a component of the parent company and other operational results. Management believes that the aggregate reserves for this discontinued product are adequate at December 31, 1995, but will continue to review and adjust them as needed.

CAPITAL STRUCTURE

     At December 31, 1995, the Company's capital structure consisted of 10,034,780 common shares outstanding.

     In 1995, the Company negotiated and entered into a credit agreement under which its lenders committed to provide a seven year non-amortizing $50 million term loan and a five year $40 million revolving credit facility. At year-end 1995, $50 million remained outstanding on the term loan, $8 million was outstanding on the revolving credit facility, and $2 million was outstanding on an uncommitted line of credit.

     During 1995, the Company entered into interest rate swap agreements with a financial institution. The notional principal amount of the swaps is $46 million and $12 million, with both maturing August 31, 2000. These agreements effectively fixed the interest rate on the entire $58 million outstanding under the credit agreement to 7.15%. The interest rate swaps are non-amortizing. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

LIQUIDITY

Cash Flow

     In the years 1993 through 1995, the Company and its subsidiaries generated positive cash flow of $126.1 million from operations, and paid back $23.9 million on long-term borrowings. The Company paid $34.1 million in dividends during the same period and repurchased $25.7 million of its common stock.

     The Company expects continuing positive cash flow from operations. Additionally, the investment portfolios of the Company's insurance operations have been structured to provide liquidity for operations. The portfolios are structured so that $30 to $40 million of investments mature every year, and are available for reinvestment or use in operations as required. The insurance products written by the Company's insurance subsidiaries are primarily property coverages which result in rapid claims payments. For proper asset/liability matching, the average maturity of investments is approximately five years. The Company believes that its liquid assets plus cash flow from operations will be adequate to meet foreseeable cash requirements.

     In February 1994, the Company's Board of Directors approved a stock buy-back program of up to 1 million shares, of which, 699,607 shares were purchased as of December 31, 1995 at an average price of $36.72 per share. On February 21, 1996, the Company's Board of Directors authorized an additional 500,000 shares for the stock repurchase program. The Company will continue to evaluate the purchase of its common stock from excess cash flow generated from operations.

     The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.

Investments

     After-tax investment income increased 6% in 1995, after declines of 2% in 1994 and 10% in 1993. The increase in 1995 is the product of positive cash flow generated from the strong underwriting performance during the year. The declines in 1994 and 1993 are the result of the impact of lower interest rates on new investments made due to calls and maturities of higher-yielding securities. Average invested assets expanded by over 7% in 1995 after a slight decline in 1994 and an increase of 4% in 1993.

     Since the concern over a federal flat tax has affected the municipal bond market, the Company has invested the majority of its cash flow and maturities in taxable bonds and equity securities to capitalize on opportunities to improve after-tax investment performance. Purchases made by the Company in the municipal bond market will tend to be shorter duration bonds. The Company will continue its program of investing the proceeds from the sale and/or payoffs of real estate and mortgage loans in equity securities as opportunities arise.

     At December 31, 1995 the Company held securities in its investment portfolio which were either unrated or less than investment grade, high-yield corporate debt securities, including certain preferred stocks and limited partnerships. These securities had a cost basis of $26 million, with an aggregate market value of $26.3 million, and none of them individually exceeded $5.7 million. These securities have different risks than other investment grade securities. Risk of loss upon default by the borrower is greater with these investments than with other corporate or governmental debt securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions than are investment grade issuers.

     Included in investment real estate at December 31, 1995 are three properties which were foreclosed upon in 1991 totaling $3.8 million. Of the original properties foreclosed on in 1991, the Company has successfully sold four of the properties at their carrying values, which includes a twelve-acre parcel sold during 1995. Included in the remaining three properties is a forty-acre parcel valued at $3.1 million that the Company has agreed to terms with a developer and has signed an Offer to Purchase. The sale was finalized in March 1996, with no adjustment to the carrying value required. The Company has current appraisals for all of its foreclosed real estate, and has valued it in accordance with provisions of the AICPA Statement of Position 92-3, "Accounting for Foreclosed Assets." No adjustments were made to the carrying values of these assets during 1995, 1994 and 1993. The Company expects no further reductions in these values. At year-end 1994, two real estate related securities totaling $1.2 million were in default. The Company foreclosed and subsequently sold both of these properties in 1995 at their respective book values.

     In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified a portion of its fixed maturity investments and its equity securities into a category entitled "securities available for sale" which is adjusted to reflect market value. Due to the restrictive definition of assets qualifying to be categorized as held to maturity, most of the Company's fixed investment securities are considered to be available for sale, and are therefore adjusted to reflect market values. Unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity net of applicable tax provisions or credits. The net unrealized gain or loss on securities available for sale was an unrealized gain of $13.8 million at December 31, 1995, an unrealized loss of $3.4 million at December 31, 1994 and an unrealized gain of $10.1 million at December 31, 1993. Although the Company has the general intent and ability to hold most of its fixed maturities to maturity, sales may be made from this category due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations. Since the Company does not purchase fixed maturity investments with a view to resale, the "available for sale" classification does not denote a trading account.

     At December 31, 1995, the Company had $47.9 million of its consolidated assets in cash and other short-term investments.

LITIGATION

     The Company has been named as a defendant in a number of similar individual lawsuits and several related class actions filed in Alabama state and federal courts. In general, the cases allege fraud and misrepresentation in the sale of insurance. The Company denies all allegations and is vigorously defending each suit.

     In June 1995, a Bullock County, Alabama jury awarded $15 million in punitive damages against the Company, despite the fact that the amount of the compensatory damage award in the case was $12,500. The punitive damages have since been reduced by the trial court judge to $6.5 million and the compensatory damage award has been reduced to approximately $3,300. In February 1996, a Lowndes County, Alabama jury awarded two policyholders $26,000 in compensatory damages and $3.25 million in punitive damages. The Company believes that both awards, including the amount of the trial court's remittitur in the Bullock County case, are erroneous and not supported by the law or the facts of either case. The Company is vigorously pursuing all post-trial remedies. Since the amount of loss cannot be reasonably estimated, no damages have been provided for in the financial statements.

     The Company is in the process of seeking a settlement of consolidated state class actions against the Company and other defendants pending in the United States District Court for the Northern District of Alabama. The Company has proposed to contribute approximately $3.65 million into a settlement fund that, if approved by the federal court, will foreclose further claims against the Company except for claims by persons who affirmatively "opt out" of the settlement class. Although the Company has not established a specific reserve for this proposed settlement, sufficient reserves are available to cover the amount of the proposed settlement without affecting income or the adequacy of remaining held reserves.

     In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against the Company for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company believes the verdict was erroneous and is currently pursuing all post-trial remedies. The Company has not accounted for the damages in its financial statements because the amount of the loss cannot be reasonably estimated.

     The Company and its subsidiaries are routinely engaged in litigation in the normal course of their business. In the opinion of management, all litigation matters, as well as the litigation described above, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results and cash flow. See Note 12 in Item 8. below for further discussion of these matters.

SUBSEQUENT EVENT

     On January 31, 1996, the Company signed a letter of intent to sell its subsidiary Foremost Life Insurance Company ("FLIC"). The sale is subject to certain conditions including the negotiations and execution of a definitive purchase agreement, completion of the buyer's due diligence review and obtaining all regulatory approvals and authorizations.

     The anticipated sale price would yield approximately $17 million in cash after taxes. Management projects that the Company will incur an after-tax loss on the sale of approximately $1.3 million.

     Management expects to use a significant portion of the proceeds from the sale to further implement the Company's stock repurchase program and does not anticipate that the divestiture will be dilutive of earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted and incorporated into its Consolidated Financial Statements for the year ended December 31, 1995, the following two Financial Accounting Standards Board (FASB) Statements: Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118,

"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of FASB Statement No. 114. The Company also adopted the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosures of Certain Significant Risks and Uncertainties." None of these pronouncements had a significant impact on the Company's financial statements.

     During 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that an impairment loss be recognized when the expected future cash flows resulting from the use of the asset is less than the carrying amount. The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires companies to recognize or disclose the cost of stock-based employee compensation plans. Both of these Statements are effective for fiscal years beginning after December 15, 1995, and are not expected to materially impact the Company upon adoption. In regards to FASB Statement No. 123, the Company will continue to apply APB Opinion 25 and will include pro-forma footnote disclosure of the impact as if the new expense recognition standards were actually reflected in the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,                                               1995         1994
                                                        ----------   ----------
(In thousands, except share data)
Assets:
 Investments:
  Fixed maturities held to maturity ...................  $   7,511    $  14,810
  Securities available for sale:
   Fixed maturities ...................................    372,210      351,241
   Equity securities ..................................     66,084       46,611
  Mortgage loans and land contracts on real estate ....     12,550       14,525
  Investment real estate (net of $1,350 and $1,117
   accumulated depreciation, respectively) ............     19,140       19,284
  Short-term investments ..............................     42,666       11,798
                                                         ---------    ---------
   Total investments ..................................    520,161      458,269
 Cash .................................................      5,184        4,195
 Accrued investment income ............................      6,246        6,567
 Premiums receivable (net of $94 and $180 allowance
  for uncollectible accounts) .........................     72,387       69,806
 Due from reinsurance companies .......................     23,342       34,798
 Other receivables (net of $20 allowance for
  uncollectible accounts, respectively) ...............      7,381        9,784
 Prepaid policy acquisition costs .....................     74,052       75,082
 Prepaid reinsurance premiums .........................         62       10,181
 Real estate and equipment ............................     36,035       38,377
 Other assets .........................................     13,644       14,014
                                                         ---------    ---------
  Total assets ........................................  $ 758,494    $ 721,073
                                                         =========    =========
Liabilities:
 Unearned premium .....................................  $ 251,630    $ 254,653
 Insurance losses and loss adjustment expenses ........     97,504       95,496
 Accounts payable and accrued expenses ................     39,269       36,976
 Notes and other obligations payable ..................     99,247      107,406
 Income taxes .........................................     13,017        7,114
 Other liabilities ....................................     13,630       12,802
                                                         ---------    ---------
  Total liabilities ...................................    514,297      514,447
                                                         ---------    ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ...................................     14,000       14,000
 Additional paid-in capital ...........................    139,344      139,380
 Unrealized appreciation (depreciation) of securities
  available for sale, net of applicable taxes .........     13,802       (3,365)
 Retained earnings ....................................    183,944      149,671
 Restricted stock - deferred compensation .............         (5)         (16)
                                                         ---------    ---------
  Total ...............................................    351,085      299,670
 Treasury stock at cost, 3,965,220 and 3,634,004 shares   (106,888)     (93,044)
                                                         ---------    ---------
  Total shareholders' equity ..........................    244,197      206,626
                                                         ---------    ---------
  Total liabilities and shareholders' equity ..........  $ 758,494    $ 721,073
                                                         =========    =========

----------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                         1995        1994        1993
                                             ----------  ----------  ----------
(In thousands except per share data)
Income:
  Property and casualty premium earned .....  $ 426,282   $ 409,929   $ 399,640
  Life premium earned ......................     21,797      21,917      21,739
  Net investment income ....................     29,344      26,923      27,734
  Realized gains ...........................        369         591       1,960
  Other ....................................      3,386       4,831       6,189
                                              ---------   ---------   ---------
    Total income ...........................    481,178     464,191     457,262
                                              ---------   ---------   ---------
Expense:
  Insurance losses, death and other benefits    259,133     264,001     250,729
  Amortization of prepaid policy
    acquisition costs ......................    130,457     130,637     132,853
  Operating ................................     18,329      21,462      20,810
  Interest .................................      9,711       9,048       9,205
                                              ---------   ---------   ---------
    Total expense ..........................    417,630     425,148     413,597
                                              ---------   ---------   ---------
      Income before taxes ..................     63,548      39,043      43,665
Income tax provision .......................    (18,223)     (9,346)    (11,425)
                                              ---------   ---------   ---------
  Net income ...............................  $  45,325   $  29,697   $  32,240
                                              =========   =========   =========


Per share of common stock:

  Net income ...............................  $    4.43   $    2.80   $    3.01
                                              =========   =========   =========

----------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Unrealized                 Restricted
                                            Additional   Appreciation                  Stock-                     Total
                                   Common    Paid-in    (Depreciation)   Retained     Deferred      Treasury   Shareholders'
                                   Stock     Capital     of Securities   Earnings   Compensation     Stock        Equity
                                  --------  ----------  --------------  ----------  ------------  -----------  -------------
(In thousands except share data)
Balances - January 1, 1993....... $ 14,000   $ 139,461   $       2,753   $ 110,772   $      (112)  $  (81,867)  $    185,007
Net income.......................                                           32,240                                    32,240
Unrealized appreciation of
  securities available for sale,
  net of tax.....................                                7,327                                                 7,327
Amortization of deferred
  compensation in
  connection with
  restricted stock plan..........                                                             49                          49
Stock options exercised for
  4,100 shares from treasury.....                  (80)                                                   159             79
Restricted stock issued for
  30 shares from treasury........                                                             (1)           1             --
Purchase of 70 treasury shares...                                                                          (2)            (2)
Cash dividends - $1.08 per share.                                          (11,578)                                  (11,578)
                                  --------  ----------  --------------  ----------  ------------  -----------  -------------
  Balances - December 31, 1993...   14,000     139,381          10,080     131,434           (64)     (81,709)       213,122
Net income.......................                                           29,697                                    29,697
Unrealized depreciation of
  securities available for sale,
  net of tax.....................                              (13,445)                                              (13,445)
Amortization of deferred
  compensation in
  connection with
  restricted stock plan..........                                                             52                          52
Restricted stock issued for
  135 shares from treasury.......                   (1)                                       (4)           5             --
Purchase of 355,282
  treasury shares................                                                                     (11,340)       (11,340)
Cash dividends - $1.08 per share.                                          (11,460)                                  (11,460)
                                  --------  ----------  --------------  ----------  ------------  -----------  -------------
  Balances - December 31, 1994...   14,000     139,380          (3,365)    149,671           (16)     (93,044)       206,626
Net income.......................                                           45,325                                    45,325
Unrealized appreciation of
  securities available for sale,
  net of tax.....................                               17,167                                                17,167
Amortization of deferred
  compensation in
  connection with
  restricted stock plan..........                                                             16                          16
Issued 10,962 shares of common
  from treasury in connection
  with LTIP and Director's
  Stock Plan.....................                  (26)                                                   424            398
Stock options exercised for
  2,000 shares from treasury.....                  (10)                                                    78             68
Restricted stock issued for
  147 shares from treasury.......                                                             (5)           5             --
Purchase of 344,325
  treasury shares................                                                                     (14,351)       (14,351)
Cash dividends - $1.08 per share.                                          (11,052)                                  (11,052)
                                  --------  ----------  --------------  ----------  ------------  -----------  -------------
Balances - December 31, 1995..... $ 14,000   $ 139,344   $      13,802   $ 183,944   $        (5)  $ (106,888)  $    244,197
                                  ========  ==========  ==============  ==========   ===========  ===========  =============

----------
See accompanying notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                          1995        1994        1993
(In thousands)                                ---------   ---------   ---------
Operating Activities:
 Net income ................................  $  45,325   $  29,697   $  32,240
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in:
    Unearned premium .......................     (3,023)      1,514     (15,435)
    Insurance losses and loss
     adjustment expenses ...................      2,008     (15,062)    (12,238)
    Prepaid policy acquisition costs .......      1,030       5,453       7,756
    Premiums receivable ....................     (2,581)     (1,842)      4,794
    Other receivables ......................     23,978     (16,491)     17,185
    Accrued investment income ..............        321         540        (306)
    Accounts payable and accrued expenses ..      2,293       6,605       5,287
    Income tax liability ...................     (2,491)      1,101          66
    Provision for private credit
     insurance loss reserves ...............     (1,381)       (169)     (1,555)
    Other - net ............................      2,015      (4,043)     (2,265)
   Provision for depreciation and
    amortization ...........................      2,460       2,864       2,726
   Amortization of fixed maturities ........      1,766       3,439       2,994
   Deferred income taxes ...................       (850)      1,074       2,264
   Net realized gains and losses ...........       (369)       (591)     (1,960)
                                              ---------   ---------   ---------
    Net cash from operating activities .....     70,501      14,089      41,553
                                              ---------   ---------   ---------
Investing Activities:
 Purchases of securities and loans made ....   (179,284)   (149,637)   (152,331)
 Purchases of real estate and equipment ....       (189)     (3,275)       (372)
 Sales of securities .......................    109,182     106,512      67,161
 Maturities of securities and receipts
  from repayments of loans .................     62,829      57,411      67,006
 Sales of real estate and equipment ........      2,312       4,799         501
 Increase in short-term investments ........    (30,868)     (2,167)       (198)
                                              ---------   ---------   ---------
  Net cash from (for) investing activities .    (36,018)     13,643     (18,233)
                                              ---------   ---------   ---------
Financing Activities:
 Repayments of long-term debt ..............     (8,159)     (7,957)     (7,773)
 Acquisition of treasury shares ............    (14,351)    (11,340)         (2)
 Dividends paid ............................    (11,052)    (11,460)    (11,578)
 Increase in short-term debt ...............         --       2,000          --
 Receipts from exercise of stock options ...         68          --          79
                                              ---------   ---------   ---------
  Net cash for financing activities ........    (33,494)    (28,757)    (19,274)
                                              ---------   ---------   ---------
          Cash increase (decrease) .........        989      (1,025)      4,046
Cash at beginning of year ..................      4,195       5,220       1,174
                                              ---------   ---------   ---------
          Cash at end of year ..............  $   5,184   $   4,195   $   5,220
                                              =========   =========   =========

----------
See accompanying notes to consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE STATEMENTS OF INCOME

Year Ended December 31,                           1995       1994       1993
(In thousands)                                  ---------  ---------  ---------
Premium written and assumed ................... $ 426,988  $ 416,244  $ 397,750
Less reinsurance ceded ........................     1,542        723      2,950
                                                ---------  ---------  ---------
  Net premium written ......................... $ 425,446  $ 415,521  $ 394,800
                                                =========  =========  =========
Premium earned ................................ $ 426,282  $ 409,929  $ 399,640
                                                ---------  ---------  ---------
Losses and loss expenses ......................   244,081    249,533    236,851
Amortization of prepaid policy acquisition cost   125,266    125,241    127,334
Operating expenses ............................    18,724     19,783     18,884
                                                ---------  ---------  ---------
  Total losses and expenses ...................   388,071    394,557    383,069
                                                ---------  ---------  ---------
    Underwriting income .......................    38,211     15,372     16,571
Investment and other income, less expenses ....    27,472     24,545     25,354
Realized gains ................................       480        572      2,159
                                                ---------  ---------  ---------
  Income before taxes .........................    66,163     40,489     44,084
Income tax provision ..........................   (19,315)    (9,953)   (11,757)
                                                ---------  ---------  ---------
  Net income .................................. $  46,848  $  30,536  $  32,327
                                                =========  =========  =========

LIFE INSURANCE STATEMENTS OF INCOME

Year Ended December 31,                           1995       1994       1993
(In thousands)                                  ---------  ---------  ---------
Premium written and assumed ................... $  22,048  $  22,156  $  21,958
Less reinsurance ceded ........................       251        239        219
                                                ---------  ---------  ---------
  Net premium written ......................... $  21,797  $  21,917  $  21,739
                                                =========  =========  =========
Premium earned ................................ $  21,797  $  21,917  $  21,739
                                                ---------  ---------  ---------
Death and other benefits ......................    15,052     14,468     13,878
Amortization of prepaid policy acquisition cost     5,342      5,570      5,685
Operating expenses ............................       147        620        923
                                                ---------  ---------  ---------
  Total losses and expenses ...................    20,541     20,658     20,486
                                                ---------  ---------  ---------
    Underwriting income .......................     1,256      1,259      1,253
Investment and other income, less expenses ....     2,040      2,183      2,514
Realized losses ...............................      (111)       (36)       (61)
                                                ---------  ---------  ---------
  Income before taxes .........................     3,185      3,406      3,706
Income tax provision ..........................    (1,098)    (1,145)    (1,514)
                                                ---------  ---------  ---------
  Net income .................................. $   2,087  $   2,261  $   2,192
                                                =========  =========  =========

----------
See accompanying notes to consolidated financial statements.

PARENT COMPANY AND OTHER STATEMENTS OF OPERATIONS
 (Excluding equity in income of consolidated subsidiaries)

Year Ended December 31,                        1995       1994       1993
(In thousands)                               ---------  ---------  ---------
Income:
  Financial service fees and interest ...... $   2,061  $   2,871  $   2,557
  Commissions ..............................       503      2,197      2,111
  Other income .............................     7,626      7,385      8,889
  Realized gains (losses) ..................        --         55       (138)
                                             ---------  ---------  ---------
      Total income .........................    10,190     12,508     13,419
                                             ---------  ---------  ---------
Expense:
  Operating ................................     6,616      8,661      8,719
  Interest .................................     9,374      8,699      8,825
                                             ---------  ---------  ---------
      Total expense ........................    15,990     17,360     17,544
                                             ---------  ---------  ---------
  Loss before taxes ........................    (5,800)    (4,852)    (4,125)
Income tax credit ..........................     2,190      1,752      1,846
                                             ---------  ---------  ---------
  Net loss ................................. $  (3,610) $  (3,100) $  (2,279)
                                             =========  =========  =========

----------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is a holding company which, through its subsidiaries, provides property and casualty, and other insurance products to those who buy, sell or finance mobile homes and recreational vehicles. The Company also writes automobile and homeowners property and casualty insurance. The Company's life insurance subsidiary writes accident and health, and credit life insurance. See
Note 15, Subsequent Events.

Principles of Consolidation

     The accounts of Foremost Corporation of America and its subsidiaries have been included in the accompanying financial statements. Intercompany investments and all significant intercompany balances and transactions have been eliminated in consolidation. In order to more clearly reflect the operations of the segments of the consolidated group, certain intercompany charges, consisting principally of rent, interest and commissions, have been included in the operating income and expenses of the segments, but are eliminated from consolidated revenues and expenses.

Insurance Companies

     The Company's property and casualty insurance subsidiaries and life insurance subsidiary are included in the accompanying financial statements in accordance with generally accepted accounting principles for insurance companies. These principles are summarized as follows:

a. Insurance premium is recognized as income over the terms of the policies.

b. Commissions, premium taxes and other costs of acquiring new business have been deferred and are being amortized by charges to income as the related premium is earned.

c. The liability for insurance losses and loss adjustment expenses is based upon
(1) accumulation of case estimates for losses reported prior to the close of the accounting period, (2) estimates of incurred but unreported losses based upon past experience, and (3) estimates of expenses for investigating and adjusting claims. The liability for such losses is stated after estimated recoveries for salvage and subrogation.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

     The most significant estimates in the Company's balance sheet are the determination of prepaid policy acquisition costs and the reserve for insurance losses and loss adjustment expenses. Management's best estimate of prepaid policy acquisition costs is based on historical studies and assumptions made regarding costs incurred. Management's best estimate of insurance losses and loss adjustment expenses is based on past loss experience and consideration of current claim trends as well as prevailing social, economic and legal conditions. Although management's estimates are not expected to change in the near term, the costs the Company will ultimately incur could differ from the amounts assumed will be incurred based on the assumptions made.

Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in fixed maturities and equity securities into two categories, "fixed maturities held to maturity" and "securities available for sale." Fixed maturities held to maturity and mortgage loans and land contracts are reported at amortized cost. The Company expects that the investments in these categories will be held to maturity and, therefore, no unrealized gains or losses are recognized on such investments. Securities available for sale are reported at market value. The unrealized gains and losses of the investments in this category are credited or charged directly to shareholders' equity, net of applicable taxes. Although the Company has the general intent and ability to hold securities segregated as securities available for sale to maturity, sales from this category may be undertaken due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations.

     The Company's debt securities investment portfolio is predominantly comprised of investment grade securities. Investment real estate consists primarily of land and buildings held for development and sale. Investment real estate is carried at cost less applicable accumulated depreciation. Investment real estate acquired through foreclosure is carried at the lower of cost or market.

     Short-term investments are reported at cost, which approximates market.

     Realized investment gains and losses, based on specific identification of securities sold, are reported separately, on a pretax basis, as part of total income.

Real Estate and Equipment

     Real estate and equipment owned by the Company is carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by the straight-line method for financial reporting and accelerated methods for income tax purposes.

Income Taxes

     The Company accounts for certain income and expenses in different periods for financial reporting and income tax purposes. Deferred income taxes are provided in the accompanying financial statements for the temporary differences between taxes currently payable and taxes based on financial income. The Company utilizes the liability method to account for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book cost and tax basis of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense.

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense was $2,021,000 in 1995, $1,617,000 in 1994 and $1,820,000 in 1993.

Supplemental Cash Flow Information

     The Company does not consider any of its assets cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Interest paid was $9,089,000 in 1995, $8,499,000 in 1994 and $8,799,000 in
1993.

     Income taxes paid were $21,557,000, $7,650,000 and $9,095,000 for 1995,
1994, and 1993, respectively.

     In 1994, the Company sold three buildings for $6.8 million for which the Company provided mortgage financing on approximately 56% of the purchase price, at an interest rate of 8%.

Income Per Share

     Income per share amounts are computed based on the weighted average number of common shares outstanding during each year, including equivalents. There were average shares outstanding of 10,222,000 in 1995, 10,604,000 in 1994 and 10,720,000 in 1993.

Credit Risk

     The Company performs ongoing risk and credit evaluations of its agents and insureds. Insurance is written throughout the United States with concentration in the southern and southwestern states.

Reclassifications

     Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to those classifications used in 1995.

NOTE 2 - INVESTMENTS

     The amortized cost and estimated market values of investments in financial instruments held by the Company are as follows:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Market
December 31, 1995                     Cost       Gains      Losses      Value
                                   ----------  ---------- ----------  ----------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions ........   $  7,511   $    163   $    (83)   $  7,591
                                     --------   --------   --------    --------
    Total fixed maturities held
     to maturity .................      7,511        163        (83)      7,591
                                     --------   --------   --------    --------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies ..........    135,418      6,147         --     141,565
   Obligations of states and
    political subdivisions .......    178,722      9,272        (36)    187,958
   Foreign governments ...........        860          4         --         864
   Corporate securities ..........     30,570        593        (88)     31,075
   Mortgage-backed securities ....      5,681        134         --       5,815
                                     --------   --------   --------    --------
    Total bonds ..................    351,251     16,150       (124)    367,277
  Redeemable preferred stocks ....      4,842         91         --       4,933
                                     --------   --------   --------    --------
   Total fixed maturities
    available for sale ...........    356,093     16,241       (124)    372,210
                                     --------   --------   --------    --------
 Equity securities:
  Common stocks ..................     45,811      6,409     (1,416)     50,804
  Preferred stocks ...............     15,156        542       (418)     15,280
                                     --------   --------   --------    --------
   Total equity securities
    available for sale ...........     60,967      6,951     (1,834)     66,084
                                     --------   --------   --------    --------
Mortgage loans and land contracts.     12,550      1,185         --      13,735
Short-term investments ...........     42,666         --         --      42,666
                                     --------   --------   --------    --------
 Total financial assets ..........   $479,787   $ 24,540   $ (2,041)   $502,286
                                     ========   ========   ========    ========

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Market
December 31, 1994                     Cost       Gains      Losses      Value
                                   ----------  ---------- ----------  ----------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions ........   $ 14,810   $    234   $   (110)   $ 14,934
                                     --------   --------   --------    --------
    Total fixed maturities held
     to maturity .................     14,810        234       (110)     14,934
                                     --------   --------   --------    --------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies ..........     85,001        353       (551)     84,803
   Obligations of states and
    political subdivisions .......    212,946      1,039     (4,352)    209,633
   Foreign governments ...........      2,883         --        (90)      2,793
   Corporate securities ..........     38,056        971       (495)     38,532
   Mortgage-backed securities ....      9,947         41       (197)      9,791
                                     --------   --------   --------    --------
    Total bonds ..................    348,833      2,404     (5,685)    345,552
  Redeemable preferred stocks ....      5,982          7       (300)      5,689
                                     --------   --------   --------    --------
   Total fixed maturities
    available for sale ...........    354,815      2,411     (5,985)    351,241
                                     --------   --------   --------    --------
 Equity securities:
  Common stocks ..................     18,091      1,754       (596)     19,249
  Preferred stocks ...............     30,124        376     (3,138)     27,362
                                     --------   --------   --------    --------
   Total equity securities
    available for sale ...........     48,215      2,130     (3,734)     46,611
                                     --------   --------   --------    --------
Mortgage loans and land contracts.     14,525        285       (349)     14,461
Short-term investments ...........     11,798         --         --      11,798
                                     --------   --------   --------    --------
 Total financial assets ..........   $444,163   $  5,060   $(10,178)   $439,045
                                     ========   ========   ========    ========

     The amortized cost and market values of fixed maturities are shown below by contractual maturity. Actual maturities will differ from contractual maturities because securities may be called or prepaid with or without prepayment penalties.

                                      Held to Maturity      Available for sale
                                    --------------------  ----------------------
                                    Amortized    Market   Amortized      Market
December 31, 1995                      Cost      Value      Cost         Value
                                    ---------  ---------  ---------   ----------
(In thousands)
Due to mature (years):
 One or less .....................   $  5,003   $  5,090   $ 28,588    $ 28,987
 After one through five ..........        548        566    147,044     152,154
 After five through ten ..........        962      1,020    119,884     128,251
 After ten .......................        998        915     50,084      52,100
                                     --------   --------   --------    --------
  Total ..........................      7,511      7,591    345,600     361,492
Mortgage-backed securities .......         --         --      5,651       5,785
Redeemable preferred stocks ......         --         --      4,842       4,933
                                     --------   --------   --------    --------
 Total fixed maturities ..........   $  7,511   $  7,591   $356,093    $372,210
                                     ========   ========   ========    ========

     The change in unrealized gains and losses on fixed maturity and equity security investments is summarized as follows:

Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
(In thousands)
Fixed maturities .......................   $  19,647    $ (19,262)   $   2,706
Equity securities ......................       6,721       (2,181)       1,727
                                           ---------    ---------    ---------
 Combined ..............................   $  26,368    $ (21,443)   $   4,433
                                           =========    =========    =========

     The following methods and assumptions were used to estimate market value:

Investment Securities
     Quoted market prices for specific instruments owned, or for similar securities, are used to determine market value.

Mortgage Loans and Land Contracts
     The present value of future cash flows is used to determine market value. The rates used are the current rates at which loans with similar terms would be made to borrowers with similar credit ratings.

Short-Term Investments
     The recorded book value is presumed to be a reasonable estimate of market value.

     To conform with statutory requirements, bonds and certificates of deposit in principal amounts totaling $14,195,000 were on deposit with various regulatory agencies at December 31, 1995.

     The mortgage loans and land contracts are primarily the result of financing sales associated with the development of an office park, an industrial park and a condominium development by the Company. At December 31, 1995, 98% of the mortgage loans and land contracts were categorized as commercial, and 2% as residential. Investment real estate consists primarily of vacant land for a future office park and real estate acquired through foreclosure on mortgage loans totaling $3.8 million. The majority of mortgage loans, land contracts and investment real estate is concentrated in Michigan.

     Pretax investment income by source is summarized as follows:

Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
(In thousands)
Fixed maturities .......................   $  25,254    $  23,093    $  24,707
Equity securities ......................       2,951        3,119        2,293
Mortgage loans and real estate .........          38          685        1,024
Short-term investments .................       2,461        1,055          774
                                           ---------    ---------    ---------
 Total .................................      30,704       27,952       28,798
Investment expense .....................       1,360        1,029        1,064
                                           ---------    ---------    ---------
 Net investment income .................   $  29,344    $  26,923    $  27,734
                                           =========    =========    =========

     Realized gains and losses are summarized as follows:

Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
(In thousands)
Fixed maturities .......................   $  (1,586)   $    (795)   $   2,486
Equity securities ......................       2,013        1,464         (272)
Real estate ............................         (58)         (78)        (254)
                                           ---------    ---------    ---------
  Net gain .............................   $     369    $     591    $   1,960
                                           =========    =========    =========

     Proceeds from sales of investments in fixed maturities totaled $69,716,000 in 1995, $42,417,000 in 1994 and $37,276,000 in 1993. Gross gains of $711,000,
$970,000 and $3,267,000 and gross losses of $1,322,000, $1,464,000 and $781,000 were realized on those sales in 1995, 1994 and 1993, respectively.

NOTE 3 - PREPAID POLICY ACQUISITION COSTS

     Acquisition costs are recognized on all premium written by the Company. Such costs are amortized over policy terms which are principally annual, but which range up to seven years. Policy acquisition costs deferred and amortized are as follows:

                                                         1995         1994
                                                      ---------    ---------
(In thousands)
Balance at January 1, .............................   $  75,082    $  80,535
                                                      ---------    ---------
Policy acquisition costs incurred:

 Commission and brokerage .........................      79,364       82,264
 General and administrative .......................      36,079       33,047
 Taxes, licenses and fees .........................      10,926       11,180
 Reinsurance cost (recoveries) ....................       3,058       (1,307)
                                                      ---------    ---------
  Total ...........................................     129,427      125,184
                                                      ---------    ---------
Charged to expense ................................    (130,457)    (130,637)
                                                      ---------    ---------
 Balance at December 31, ..........................   $  74,052    $  75,082
                                                      =========    =========


NOTE 4 - REAL ESTATE AND EQUIPMENT

     Real estate and equipment utilized by the Company is summarized as follows:

December 31,                                             1995         1994
                                                      ---------    ---------
(In thousands)
Owned land and buildings ..........................   $  43,475    $  43,634
Equipment and other ...............................       3,016        3,016
                                                      ---------    ---------
 Total cost .......................................      46,491       46,650
Less accumulated depreciation .....................      10,456        8,273
                                                      ---------    ---------
 Real estate and equipment - net ..................   $  36,035    $  38,377
                                                      =========    =========

NOTE 5- LIABILITY FOR INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES

     The incurred and paid activity in the liability for insurance losses and loss adjustment expenses is as follows:

                                                         1995         1994
                                                      ---------    ---------
(In thousands)
Balance at January 1, .............................   $  95,496    $ 110,558
 Less reinsurance recoverables ....................       3,158        4,167
                                                      ---------    ---------
  Net balance January 1, ..........................      92,338      106,391
                                                      ---------    ---------
Incurred related to:
 Current year .....................................     256,568      278,790
 Prior years ......................................       2,565      (14,789)
                                                      ---------    ---------
  Total incurred ..................................     259,133      264,001
                                                      ---------    ---------
Paid related to:
 Current year .....................................     202,068      226,741
 Prior years ......................................      54,308       51,313
                                                      ---------    ---------
  Total paid ......................................     256,376      278,054
                                                      ---------    ---------
   Net balance at December 31, ....................      95,095       92,338
Plus reinsurance recoverables .....................       2,409        3,158
                                                      ---------    ---------
 Balance at December 31, ..........................   $  97,504    $  95,496
                                                      =========    =========

     The majority of the reduction in prior years incurred of $14.8 million in 1994 was the result of lower than anticipated losses and loss adjustment expenses in the run-off of the Company's discontinued commercial lines business.

NOTE 6- NOTES AND OTHER OBLIGATIONS PAYABLE

     Notes and other obligations payable consist of the following:

December 31,                                             1995         1994
                                                      ---------    ---------
(In thousands)
Current portion of long-term notes payable ........   $   4,061    $   9,869
Current portion of capital lease obligations ......         138          112
                                                      ---------    ---------
 Total short-term debt ............................       4,199        9,981
                                                      ---------    ---------
Long-term notes payable ...........................      92,351       94,590
Obligations under capitalized leases ..............       2,697        2,835
                                                      ---------    ---------
 Total long-term debt .............................      95,048       97,425
                                                      ---------    ---------
  Total ...........................................   $  99,247    $ 107,406
                                                      =========    =========

     Notes payable consist primarily of an unsecured credit agreement with a group of banks and a loan secured by a mortgage on the Company's corporate headquarters building. A new unsecured credit agreement was entered into in April 1995, replacing an existing agreement. The new credit agreement provides for a revolving credit facility not to exceed $40 million and a term loan of $56 million, which reduced to $50 million on August 31, 1995. The credit agreement expires in April 2002. At December 31, 1995, the term loan had a balance of $50 million, the revolving credit facility had a balance of $8 million and the building mortgage had a balance of $36.4 million. In addition to the remaining $32 million available under the revolving credit facility, the Company has several uncommitted money market lines of credit with various banks, all of which may not exceed $10 million at any one time. At December 31, 1995, the Company had borrowed $2 million under these credit lines.

     The credit agreement and mortgage loan agreement subject the Company to certain restrictions and covenants related to, among others: the payment of dividends; minimum net worth levels; the sale, lease, transfer or other disposal of properties and assets other than in the ordinary course of business; new indebtedness; the assumption or creation of liens; and maintenance of certain ratios.

     Borrowing rates on the term loan and revolving credit facility of the credit agreement are based on eurodollar and negotiated rates. During 1995, the Company entered into interest rate swap agreements with a financial institution. The notional principal amount of the swaps is $46 million and $12 million, with both maturing August 31, 2000. These agreements effectively fixed the interest rate on the entire $58 million outstanding under the credit agreement to 7.15%. The interest rate swaps are non-amortizing. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

     The borrowing rate on the mortgage loan is fixed at 9.8%. The interest rate on the money market credit line was 6.29% at December 31, 1995.

     The Company does not hold or issue any other forms of derivative financial instruments.

     Maturities of long-term debt for each of the five years succeeding December 31, 1995 are as follows:

Year Ending December 31:
(In thousands)
1996 ...........................................................   $   4,199
1997 ...........................................................       2,630
1998 ...........................................................       2,903
1999 ...........................................................       3,205
2000 ...........................................................      11,538
Thereafter .....................................................      74,772
                                                                   ---------
Total ..........................................................   $  99,247
                                                                   =========

     The fair value of financial liabilities and off-balance-sheet financial instruments are as follows:

                                                       Net Book      Fair
December 31, 1995                                       Value        Value
                                                      ---------    ---------
(In thousands)
Financial liabilities:
 Mortgage note ....................................   $  36,412    $  43,582
 Variable notes ...................................      60,000       60,000
                                                      ---------    ---------
  Total financial liabilities .....................   $  96,412    $ 103,582
                                                      =========    =========
Off-balance sheet financial instruments:

 Interest rate swap agreements ....................   $      --    $  (2,371)
                                                      =========    =========

     The following methods and assumptions were used to estimate fair value:

Mortgage Note
     The present value of future cash flows and the prepayment penalty are used to determine estimated fair value. The rate used was based on quoted market prices for similar issues.

Variable Rate Notes
     For financial instruments bearing variable interest rates, it is presumed that recorded book values are reasonable estimates of fair value.

Interest Rate Swap Agreements
     The fair value of interest rate swaps is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates.

NOTE 7- INCOME TAXES

     The Company files a consolidated tax return with its subsidiaries, including its life insurance subsidiary. For tax purposes, certain amounts have been accumulated by the life insurance subsidiary in a memorandum policyholders' surplus account and will be taxed only when distributed to shareholders, or when they exceed prescribed limits. In 1993, these limits were exceeded by the life subsidiary, resulting in $245,000 of income taxes being charged to operating income. Policyholders' surplus on a tax basis amounted to $10.5 million at December 31, 1995. In the event written premium is less than $21 million in 1996, a portion of the policyholders' surplus could become taxable again.

     The provisions (credits) for income taxes in the Consolidated Statements of Income are made up of the following components:

Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
(In thousands)
Current federal income tax expense .....   $  19,073    $   8,272    $   9,161
Deferred federal income tax expense ....        (850)       1,074        2,264
                                           ---------    ---------    ---------
 Income tax provision ..................   $  18,223    $   9,346    $  11,425
                                           =========    =========    =========

     Deferred tax liabilities (assets) are composed of the following:

December 31,                                             1995         1994
                                                      ---------    ---------
(In thousands)
Policy acquisition costs related to
 unearned premium .................................   $  28,124    $  28,753
Unrealized gains on securities ....................       7,432         --
Excess tax over book basis of fixed assets ........       1,610        1,048
Life policy actuarial reserves ....................         800          471
Unearned premium adjustments ......................         234          614
Bond discount amortization ........................         417        1,599
Windstorm pool recovery ...........................       1,331           --
Other .............................................         939        1,137
                                                      ---------    ---------
 Gross deferred tax liabilities ...................      40,887       33,622
                                                      ---------    ---------
Unearned premium adjustments ......................     (17,505)     (16,854)
Difference between book and tax reserves ..........      (4,771)      (5,378)
Deferred compensation .............................      (2,601)      (2,348)
Unrealized losses on securities ...................        --         (1,812)
Other .............................................      (2,564)      (2,179)
                                                      ---------    ---------
 Gross deferred tax assets ........................     (27,441)     (28,571)
                                                      ---------    ---------
  Net deferred tax liability ......................   $  13,446    $   5,051
                                                      =========    =========

     In addition to the Company's net deferred tax liability, the liability for income taxes includes a current tax liability (recovery) of $(429,000) and $2,063,000 at December 31, 1995 and 1994, respectively

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                    % of Pre-tax Income
                                           -----------------------------------
Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
Federal statutory tax rate .............        35.0%        35.0%        35.0%
Increase (reduction) in income taxes
 relating to:
  Tax-exempt municipal bond interest ...        -5.3%        -8.9%        -7.9%
  Dividends received deduction .........        -0.7%        -1.5%        -1.3%
  Tax credits and other ................        -0.3%        -0.7%         0.4%
                                           ---------    ---------    ---------
   Effective tax rate ..................        28.7%        23.9%        26.2%
                                           =========    =========    =========


NOTE 8 - REINSURANCE

     The Company was party to both proportional and non-proportional reinsurance agreements in 1995, primarily to protect itself against catastrophic losses, but also to limit losses on individual claims for benefit payments and certain other risks.

     Reinsurance contracts do not relieve the Company from its primary obligation to the policyholder; consequently, a contingent liability exists to the extent that losses recoverable under reinsurance treaties are not paid to the Company by reinsurers. The Company performs due diligence to ensure that reinsurers with whom the Company has reinsurance contracts are financially able to perform under the terms of the contract.

     In accordance with the adoption of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1994, the Company's reinsurance receivables and prepaid reinsurance premiums are reported as assets and no longer netted against unearned premiums and the liability for losses and loss adjustment expenses.

     The Company considers its catastrophe reinsurance costs to be an additional loss cost. Ceded reinsurance premiums, losses and commissions for these coverages are combined and presented in the insurance losses, death and other benefits line. All non-catastrophe reinsurance amounts are reflected in their respective line items in the accompanying Consolidated Statements of Income. References to reinsurance ceded in the segment Statements of Income are for non-catastrophe reinsurance only.

     Due from reinsurance companies balances are primarily premium amounts due from unconsolidated insurance subsidiaries for business assumed, and loss recoverables from a major U.S. reinsurance company.

     The following amounts summarize the effect of reinsurance on the Company's financial statements:

Year Ended December 31,                        1995        1994        1993
                                            ---------   ---------   ---------
(In thousands)
Direct:
 Written premiums ......................... $ 380,981   $ 373,605   $ 360,197
 Earned premiums ..........................   382,798     370,152     369,596
 Insurance losses, death and other benefits   216,521     238,781     226,575
Assumed:
 Written premiums .........................    68,055      64,795      59,512
 Earned premiums ..........................    67,119      62,733      57,318
 Insurance losses, death and other benefits    27,348      33,449      23,894
Ceded - Catastrophe:
 Written premiums .........................     6,075      38,047      20,450
 Earned premiums ..........................    16,149      32,720      22,123
 Insurance losses, death and other benefits        84      38,035      17,998
Ceded - Non-Catastrophe:
 Written premiums .........................     1,793         962       3,169
 Earned premiums ..........................     1,838       1,039       5,535
 Insurance losses, death and other benefits     1,364        (619)      2,226

     Assumed reinsurance is predominantly from unconsolidated affiliates.

     In 1990 and 1989, the Company assumed credit life premium under various reinsurance treaties. Under the terms of these treaties, the Company is obligated to reimburse the ceding companies only if the overall incurred loss ratio exceeds a certain percentage. In the fourth quarter of 1990, the ceding companies were declared insolvent and placed into liquidation. The Company believes that its obligations under these treaties are such that it is not responsible to pay claims unless the prescribed loss ratios are exceeded. Regarding any obligation the Company may have to indemnify the ceding companies for claims arising under the treaties should the ceding companies be unable to pay, it is the opinion of management and its outside legal counsel that the Company has the right to net any liabilities associated with these treaties against the premium owed to it, in which case there would be no material adverse impact to the Company. To date, no claims have been made against the Company for payment of claims.


NOTE 9- EMPLOYEE BENEFIT PLANS

Money Purchase Pension Plan

     The Company provides a Money Purchase Pension Plan for all employees with one or more years of service. Under the Money Purchase Pension Plan, the Company is required to make annual contributions equal to 6% of the eligible compensation of all eligible plan participants.

Profit-Sharing Retirement and Savings Plan

     The Company also provides a Profit-Sharing Retirement and Savings Plan for all employees with one or more years of service. Under this plan the Company can make discretionary profit-sharing contributions as a percentage of eligible compensation. In 1995 and 1994, contributions equal to 5% of eligible compensation of all eligible employees were made by the Company. The savings feature of the plan is a 401(k) plan that allows for voluntary contributions by employees and provides a 50% Company-paid match of the employee's contribution, limited to 2% of the employee's eligible income.

Retirement Supplement Plan

     The Company provides a Retirement Supplement Plan for certain key employees which provides monthly lifetime payments or lump sum payments upon retirement or disability, and lump sum payments to beneficiaries upon death. The retirement benefit is based on a percentage of the participant's final average earnings, less the participant's Money Purchase Pension Plan and Profit Sharing Plan benefits (excluding 401(k) plan benefits). The retirement benefits expected to be paid total $4,261,000 and are being amortized over the participants' anticipated employment with the Company, which range from 1 to 16 years. Life insurance contracts have been purchased to fund the retirement benefits. Key employees would receive their entire retirement benefit in the event of a change in control of the Company and their subsequent termination. The maximum contingent liability as of December 31, 1995 relating to the change in control provision is approximately $6,762,000.

Deferred Compensation Plan

     The Company has a non-qualified Deferred Compensation Plan for the benefit of certain key employees. The plan allows for the participants to defer a percentage of their base salary and incentive payments, and provides a declared rate of return on an annual basis. The Company purchases life insurance contracts on plan participants to fund the plan.

Long-Term Incentive Plan

     The Company has a Long-Term Incentive Plan (LTIP) which provides awards to certain key employees based on the Company's return on shareholders' equity over three year periods. The LTIP was amended in December 1994 and approved by the shareholders for 70% of the awards to be paid in the Company's common stock. The awards are fully vested upon issuance; however, the stock is restricted to resale for three years from the date of the award. In 1995, 9,804 shares were issued under the plan.

Stock Option Plan

     The Company has a non-qualified stock option plan which authorizes the granting of options on 650,000 shares of the Company's common stock to certain key employees. During 1995, the Company's Board of Directors authorized, and the shareholders' approved, an additional 400,000 shares of the Company's common stock for future grants under the plan, making the total authorized under the plan 1,050,000. The options, granted at market value, vest at either 33.3% or 25% per year over a three or four year period. There were 623,586 options fully vested as of February 1996.

     The following is a summary of the stock option transactions during 1995, 1994 and 1993:

                                         Options                     Options
                                        Reserved      Options      Outstanding
                                        for Grant     Granted      Price/Share
                                        ---------    ---------    -------------
Balance, January 1, 1993 .............      6,055      626,786    $18.25-$34.50
  Granted ............................     (6,000)       6,000    $   32.50
  Exercised ..........................         --       (4,100)   $18.25-$21.00
  Forfeited ..........................      2,100       (2,100)   $18.25-$21.00
                                        ---------    ---------
Balance, December 31, 1993 ...........      2,155      626,586    $18.25-$34.50
  Granted ............................     (2,000)       2,000    $   31.25
                                        ---------    ---------
Balance, December 31, 1994 ...........        155      628,586    $18.25-$34.50
  Authorized .........................    400,000
  Granted ............................   (173,500)     173,500    $   38.00
  Exercised ..........................         --       (2,000)   $33.25-$34.50
                                        ---------    ---------
Balance, December 31, 1995 ...........    226,655      800,086
                                        =========    =========

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,"Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock-based compensation plans in accordance with APB Opinion 25, but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock-based compensation. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had adopted the new method. The Statement is required to be adopted for fiscal years beginning after December 15, 1995. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion 25 and provide the supplemental disclosures as required by SFAS No. 123, beginning in 1996.

Restricted Stock Plan

     The Company also has a restricted stock plan under which certain key employees were issued 64,814 shares of the Company's common stock in 1988, representing all of the shares available under the plan. The shares are registered in the name of the participant, who has all the rights of a shareholder, subject to restrictions as to transfer until they vest. Compensation expense is recorded over the periods in which they vest. The unamortized market value of the shares awarded is shown separately in shareholders' equity. As of December 31, 1995, 62,979 were vested, 147 shares were issued and non-vested and 1,688 shares remained unissued from forfeitures.

     In 1995, the Company adopted and the shareholders' approved a restricted stock plan for the Company's Directors. Under the plan, the Company's Directors may elect to receive shares of the Company's common stock in lieu of their annual retainer fees. The shares are issued at market value and are registered in the name of the participant, who has all the rights of a shareholder, subject to restrictions as to transfer until they vest. Vesting occurs upon the completion of the Director's term. Up to 20,000 shares may be issued under the plan, and in 1995, 1,158 shares were issued.

     The cost of the aforementioned benefit plans, excluding post-retirement benefits, for 1995, 1994 and 1993 was $4,339,000, $4,307,000 and $2,982,000,
respectively.

Post-Retirement Benefit Plan

     The Company maintains a defined benefit post-retirement plan for substantially all employees which provides certain health care, dental and life insurance benefits. Eligibility and benefits are based on age and years of service for the health care and dental benefits, which also require contributions from retirees under certain circumstances. The life insurance benefits are non-contributory and are calculated as a percentage of the employee's base annual compensation in the year of retirement. The benefit is reduced at age 70 to an ultimate benefit of $5,000. In 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires companies to accrue post-retirement benefits during the employees' working years rather than expensing on a cash basis. The Company does not prefund its post-retirement benefit plan and has elected to amortize the transition obligation over a 20 year period.

     The plan's funded status reconciled with the amounts included in other liabilities in the Company's Consolidated Balance Sheets is as follows:

December 31,                                             1995         1994
                                                      ---------    ---------
(In thousands)
Accumulated post-retirement benefit obligation:
 Retirees .........................................   $   1,559    $   2,961
 Fully eligible active plan participants ..........         773          347
 Other active plan participants ...................       2,842        2,051
                                                      ---------    ---------
  Total ...........................................       5,174        5,359
Plan assets .......................................          --           --
                                                      ---------    ---------
Accumulated post-retirement benefit obligation
 in excess of plan assets .........................       5,174        5,359
Unrecognized:
 Transition obligation ............................       4,602        4,873
 Actuarial (gain) loss ............................      (1,226)        (813)
                                                      ---------    ---------
  Accrued post-retirement benefit liability .......   $   1,798    $   1,299
                                                      =========    =========

     Net periodic post-retirement benefit costs included the following components:

Year Ended December 31,                       1995         1994         1993
                                           ---------    ---------    ---------
(In thousands)
Service cost ...........................   $     274    $     259    $     214
Interest on accumulated post-retirement
 obligation ............................         391          438          419
Amortization of:
  Transition obligation ................         271          271          271
  Actuarial (gain)/loss ................         (48)          --           --
                                           ---------    ---------    ---------
 Total costs ...........................   $     888    $     968    $     904
                                           =========    =========    =========

     The health care trend rate assumed was 7.75% for 1996, decreasing .25% per year to 6% in 2003 and thereafter. The dental trend rate was 6% per year. The rate of compensation increase regarding life insurance benefits was 5%. A 1% increase in the health care trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 1995 by $145,000 and the net periodic benefit cost for the year then ended by $20,000.

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8%.


NOTE 10 - LEASE COMMITMENTS

     The Company leases buildings and the majority of its furniture and equipment under capital and operating leases. Operating leases generally include renewal options for periods ranging from two to seven years and require the Company to pay utilities, taxes, insurance and maintenance expenses.

     The following is a schedule of future minimum lease payments under cancelable and noncancelable operating leases for each of the five years succeeding December 31, 1995 and thereafter, excluding renewal options:

Year Ending December 31:
(In thousands)
1996 ...........................................................   $   3,203
1997 ...........................................................       2,186
1998 ...........................................................       1,815
1999 ...........................................................       1,276
2000 ...........................................................         424
Thereafter .....................................................         175

     The following is a schedule of future minimum lease payments under the Company's capitalized finance leases together with the present value of the net minimum lease payments as of December 31, 1995:

Year Ending December 31:
(In thousands)
1996 ...........................................................   $     462
1997 ...........................................................         468
1998 ...........................................................         468
1999 ...........................................................         468
2000 ...........................................................         468
Thereafter .....................................................       2,587
                                                                   ---------
Total minimum lease payments ...................................       4,921
Less amount representing interest ..............................       2,086
                                                                   ---------
Present value of net minimum lease payments ....................   $   2,835
                                                                   =========

     Rental expense charged to operations in 1995, 1994 and 1993 amounted to $4,693,000, $4,856,000 and $4,485,000, respectively, including amounts paid under short-term cancelable leases.

NOTE 11 - STATUTORY INFORMATION

     As a holding company, the principal source of the parent company's cash available for debt service and payment of dividends (other than through the use of borrowed funds or the employment of other assets) is dividends received from its principal property and casualty insurance subsidiary, Foremost Insurance Company, and its life insurance subsidiary, Foremost Life Insurance Company. State regulatory requirements limit the amount of annual dividends these companies can pay to the holding company without obtaining prior insurance department approval. These restrictions are not expected to significantly affect the holding company's ability to meet its foreseeable cash requirements. The amount of dividends which the combined insurance operations can pay to the holding company in 1996 without obtaining prior insurance department approval under the current statute is $50.6 million. In 1995 these companies paid dividends in cash and other assets to the parent company totaling $37.2 million.

     At December 31, 1995, $90.4 million of consolidated shareholders' equity represents net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company.

     Policyholders' surplus for the combined property and casualty insurance companies at December 31, 1995 and 1994 was $200.5 million and $181.3 million, respectively. Policyholders' surplus for the life insurance company at December 31, 1995 and 1994 was $24 million and $24.5 million, respectively. Statutory net income for the combined property and casualty insurance companies for the years ended December 31, 1995, 1994 and 1993 was $49.3 million, $44.2 million and $33.6 million, respectively. Statutory net income for the life insurance company for the years ended December 31, 1995, 1994 and 1993 was $3.6 million, $4.7 million and $6.2 million, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements and Contracts

     The Company has assigned its interest as tenant in a capital lease obligation. In the event of default by the assignee, a contingent liability exists of approximately $1.9 million at December 31, 1995.

     The Company is a party to a long-term agreement with a service company which provides data processing services and equipment. Under the agreement the Company is required to pay minimum service charges and resource charges or credits depending on the volume of transactions processed. The minimum service charges are approximately $15.1 million per year and are subject to annual cost of living increases. The agreement expires on December 31, 2001.

Stock Purchase Rights

     In 1989 the Company's Board of Directors declared a dividend of one common stock purchase right for each share of the Company's outstanding common stock. Each right may be exercised at any time to purchase one one-hundredth of a share of the Company's common stock at a purchase price of $110 per right.

     In the event any person or group becomes the beneficial owner of 20% or more of the Company's common stock, or if a holder of 20% or more of the Company's common stock engages in self-dealing transactions, or if the Company becomes involved in a merger transaction, or sells 50% or more of its assets or earning power to another person, then each right not owned by the acquiring person or group will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock, or the common stock of the acquiring or surviving entity (or in certain circumstances, cash, property or securities of the Company) having a market value equal to twice the exercise price. While a shareholder group owns in excess of 20% of the Company's outstanding common stock, any increase of more than 2% in their aggregate ownership would also make the rights exercisable.

     The rights expire on December 14, 1999 and may be redeemed by the Company for $.01 per right at any time until the 10th day following the public announcement that a person or group, other than the existing shareholder group, has acquired 20% or more of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance upon exercise of the rights.

Litigation

     The Company and its subsidiaries are routinely engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management, all litigation matters, as well as the litigation described below are not expected to have a material adverse effect on the Company's consolidated financial position, operating results and cash flows. The aggregate ultimate liability, if any, of the Company and its subsidiaries for the following claims is not determinable at December 31, 1995.

     The Company has been named as a defendant in a number of similar individual lawsuits and several related class actions filed in Alabama state and federal courts (the "Alabama Litigation"). The cases in the Alabama Litigation allege both compensatory and punitive damages. In general, the complaints allege that the Company or its Alabama agents failed to disclose information about insurance coverages and premium structure, misinformed policyholders about coverages or policy provisions, and in other ways misrepresented the nature and extent of insurance sold in Alabama. The Company denies all allegations and is vigorously defending each suit. The compensatory damages, if any, are likely to be nominal for each individual claimant. The primary risk exposure facing the Company involves the plaintiffs' claims for punitive damages.

     In June 1995, a Bullock County, Alabama jury awarded $15 million in punitive damages against the Company, despite the fact that the amount of the compensatory damage award in the Alabama Litigation case was $12,500. The punitive damage element of the Bullock County jury award has been reduced by the trial court judge to $6.5 million and the compensatory damage element of the Bullock County jury award has been reduced to approximately $3,300. In February 1996, a Lowndes County, Alabama jury awarded two policyholders $26,000 in compensatory damages and $3.25 million in punitive damages. The Company believes that both Alabama Litigation awards, including the amount of the trial court's remittitur in the Bullock County case, are erroneous and is vigorously pursuing all post-trial remedies, including appeals of both judgments to the Alabama Supreme Court. Although the outcome of the appeals is uncertain, for each appeal the Company seeks to have a judgment entered in its favor notwithstanding the jury verdict, a new trial, or, at a minimum, a reduction of all or part of the punitive damages. The Company believes, due to its understanding of Alabama law and the facts and circumstances of each case, that both appeals will result, at a minimum, in a reduction in the punitive damage awards entered by the trial courts. The Company has not accounted for the damages in its financial statements because the amount of the loss cannot be reasonably estimated.

     The Company is in the process of seeking a settlement of consolidated state class actions against the Company and other defendants that have been removed to and are now pending in the United States District Court for the Northern District of Alabama. The Company has proposed to contribute approximately $3.65 million into a settlement fund that will be used to fund payments to members of the settlement class, consisting of Foremost policyholders in Alabama from 1989 through 1995. The Company anticipates that the settlement of this class action, if approved by the federal court, will foreclose further claims against the Company except for claims by persons who affirmatively "opt out" of the settlement class. Although the Company has not established a specific reserve for this proposed settlement, sufficient reserves are available to cover the amount of the proposed settlement without affecting income or the adequacy of remaining held reserves.

     The Company intends to seek an order from the federal court declaring that 90% of the Company's settlement contribution would be allocated to compensate the settlement class for alleged punitive damages, that the amount allocated to punitive damages is sufficient to satisfy the Company's punitive damages obligation as a result of the alleged pattern and practice of wrongdoing in Alabama, and that an award of any further punitive damages in other Alabama Litigation cases would be unjust. The Company intends to use this federal class action order to argue that additional punitive damages awards in Alabama Litigation would be duplicative and unjust, would violate the Company's substantive due process rights, and are barred by the provisions of the federal class action settlement order. While it is anticipated that a number of claimants will opt out of the settlement class, the Company believes that the settlement order being sought from the federal court, if entered, will significantly delimit the Company's punitive damages exposure on the remaining Alabama Litigation claims.

     In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against the Company for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company believes the verdict was erroneous and is currently pursuing post-judgment motions for judgment notwithstanding the jury verdict, a new trial and remittitur. The Company has not accounted for the damages in its financial statements because the amount of the loss cannot be reasonably estimated.

NOTE 13 - INFORMATION BY BUSINESS SEGMENTS

     The Company's operations are principally in two segments of the insurance industry. Its property and casualty insurance subsidiaries primarily furnish insurance to the mobile home and recreational vehicle markets. Its life insurance subsidiary furnishes small employer group benefit insurance and credit life insurance; however, new credit life writings were discontinued as of December 31, 1992. Insurance is written throughout the United States with concentrations in the southern and southwestern states. The nature of the Company's insurance operations expose it to risk in the case of numerous, severe catastrophic events. To minimize this risk, the Company performs ongoing evaluations of its insurance exposures, utilizes reinsurance when appropriate and performs credit and risk evaluations of its agents and insureds.

      Detailed operating information for the property and casualty, and life insurance segments is presented herein. There are no significant intercompany transactions among the segments.

INFORMATION BY BUSINESS SEGMENT

                                         1995           1994           1993           1992           1991
                                     -----------    -----------    -----------    -----------    -----------
Net Insurance Premium Written
 and Assumed (In millions)
 Property and casualty:
  Mobile home ....................   $     352.3    $     341.5    $     324.3    $     312.2    $     279.0
  Recreational Vehicle ...........          49.1           49.7           46.5           46.0           42.8
  Automobile .....................          12.4           14.1           16.8           22.1           24.6
  Homeowners .....................           6.9            5.5            4.7            4.2            4.4
  Commercial products ............           1.5            0.8            2.4           13.3           16.3
  Collateral protection ..........           1.0            0.7            0.5            0.4            1.6
  Other ..........................           3.8            3.9            2.5            2.8            2.2
 Life ............................          22.0           22.2           22.0           23.6           24.0
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................         449.0          438.4          419.7          424.6          394.9
 Less reinsurance ceded ..........           1.8            1.0            3.2            8.2            5.9
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................   $     447.2    $     437.4    $     416.5    $     416.4    $     389.0
                                     ===========    ===========    ===========    ===========    ===========
Net Insurance Premium Earned
(In millions)
 Property and casualty:
  Mobile home ....................   $     353.2    $     335.7    $     325.4    $     302.4    $     277.0
  Recreational Vehicle ...........          49.3           47.8           45.2           43.4           41.4
  Automobile .....................          12.9           15.7           17.4           21.0           24.4
  Homeowners .....................           6.1            5.0            4.2            4.3            4.8
  Commercial products ............           1.0            0.9            2.9           12.9           15.4
  Collateral protection ..........           0.8            0.6            0.6            0.5            1.9
  Other ..........................           3.0            4.2            4.0            4.0            4.9
 Life ............................          21.8           21.9           21.7           34.6           44.6
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................   $     448.1    $     431.8    $     421.4    $     423.1    $     414.4
                                     ===========    ===========    ===========    ===========    ===========

                                       48


                                         1995           1994           1993           1992           1991
                                     -----------    -----------    -----------    -----------    -----------
Income Before Taxes
(In thousands)
Underwriting income (loss):
 Property and casualty ...........   $    38,211    $    15,372    $    16,571    $     7,866    $   (14,678)
 Life ............................         1,256          1,259          1,253         (1,008)           232
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................        39,467         16,631         17,824          6,858        (14,446)
                                     -----------    -----------    -----------    -----------    -----------
Investment and other income
(including realized gains
and losses):
 Property and casualty ...........        27,952         25,117         27,513         31,453         31,522
 Life ............................         1,929          2,147          2,453          2,607          3,748
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................        29,881         27,264         29,966         34,060         35,270
 Other-net (parent company &
 non-insurance operations) (1) ...        (5,800)        (4,852)        (4,125)        (8,878)       (15,022)
                                     -----------    -----------    -----------    -----------    -----------
    Income before taxes ..........   $    63,548    $    39,043    $    43,665    $    32,040    $     5,802
                                     ===========    ===========    ===========    ===========    ===========
Identifiable Assets
(In millions)
 Property and casualty ...........   $     669.8    $     625.1    $     640.4    $     612.6    $     579.8
 Life ............................          30.9           35.0           41.7           51.1           73.7
 Parent company and other (2) ....          57.8           61.0           66.0           66.8           74.8
                                     -----------    -----------    -----------    -----------    -----------
  Total ..........................   $     758.5    $     721.1    $     748.1    $     730.5    $     728.3
                                     ===========    ===========    ===========    ===========    ===========

(1) General Corporate expenses were $1,945,000, $2,236,000 and $2,202,000 and interest expense was $5,696,000, $4,739,000 and $4,783,000 in 1995, 1994 and
1993, respectively.

(2) Identifiable corporate assets were $11.4 million, $10.9 million and $11.1 million in 1995, 1994 and 1993, respectively.


NOTE 14 - RELATED PARTY TRANSACTIONS

     A Director and Major Shareholder has investment advisory agreements with the Company and currently manages approximately 12% of the Company's investment portfolio. During 1995, $424,365 of fees and commissions were earned under these agreements. This Director has also been advised by another Director in regards to the management of certain investments for the Company.

     The Company has retained the law firm of which a Director is a partner thereof and plans to continue to do so in the future for certain legal matters. Fees in the amount of $396,840 were paid to this law firm in 1995.

NOTE 15 - SUBSEQUENT EVENTS

     On January 31, 1996, the Company signed a Letter of Intent to sell its life insurance subsidiary, Foremost Life Insurance Company. The sale is subject to certain conditions including the negotiation and execution of a definitive purchase agreement, completion of the buyer's due diligence review and obtaining all regulatory approvals and authorizations.

     The anticipated sale price would yield approximately $17 million in cash after taxes. Management projects that the Company will incur an after-tax loss on the sale of approximately $1.3 million primarily due to the effects of taxes related to policyholders' surplus, discussed in Note 7.



INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors
Foremost Corporation of America
Grand Rapids, Michigan

     We have audited the accompanying consolidated balance sheets of Foremost Corporation of America as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foremost Corporation of America at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits of the consolidated financial statements were performed for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental statements on pages 25 and 26 are presented for additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

BDO SEIDMAN, LLP
----------------
BDO SEIDMAN, LLP
February 15, 1996
Grand Rapids, Michigan

SUPPLEMENTARY DATA

Results By Quarter

                                        1st        1st        2nd        2nd        3rd        3rd        4th        4th
                                       Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
Consolidated Statements of Income       1995       1994       1995       1994       1995       1994       1995       1994
                                      --------   --------   --------   --------   --------   --------   --------   --------
(In thousands except per share data)
Total income from operations .......  $119,791   $115,757   $119,292   $115,075   $121,763   $116,336   $120,332   $117,023
                                      ========   ========   ========   ========   ========   ========   ========   ========
Income (loss):
 Property and casualty insurance ...  $  9,397   $  2,449   $ 10,432   $  7,943   $ 14,463   $  8,687   $ 12,556   $ 11,457
 Life insurance ....................       557        523        472        492        503        701        555        545
                                      --------   --------   --------   --------   --------   --------   --------   --------
  Total insurance operations .......     9,954      2,972     10,904      8,435     14,966      9,388     13,111     12,002
 Parent company and other ..........      (986)      (686)    (1,230)      (769)      (777)      (581)      (617)    (1,064)
                                      --------   --------   --------   --------   --------   --------   --------   --------
  Net income .......................  $  8,968   $  2,286   $  9,674   $  7,666   $ 14,189   $  8,807   $ 12,494   $ 10,938
                                      ========   ========   ========   ========   ========   ========   ========   ========
Change in unrealized appreciation
 (depreciation) of securities
 available for sale, net of tax ....  $  7,397   $ (6,352)  $  6,018   $ (2,836)  $  3,611   $   (684)  $    141   $ (3,573)
                                      ========   ========   ========   ========   ========   ========   ========   ========

Per share of common stock:
   Net income ......................  $   0.87   $   0.21   $   0.94   $   0.72   $   1.39   $   0.83   $   1.24   $   1.05
                                      ========   ========   ========   ========   ========   ========   ========   ========
Average shares outstanding .........    10,349     10,721     10,253     10,674     10,204     10,604     10,085     10,417
                                      ========   ========   ========   ========   ========   ========   ========   ========
Dividends per share of common stock.  $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27
                                      ========   ========   ========   ========   ========   ========   ========   ========
Price range of common stock - high..  $ 38 1/2   $ 37 1/2   $     42   $ 32 1/4   $ 44 1/4   $ 32 1/2   $ 52 3/4   $ 35 3/4
                                      ========   ========   ========   ========   ========   ========   ========   ========
Price range of common stock - low...  $ 35 1/4   $ 31 3/4   $ 36 3/4   $ 30 1/4   $     38   $     31   $ 50 3/4   $ 31 3/4
                                      ========   ========   ========   ========   ========   ========   ========   ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

        None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information regarding directors of the Company contained in the definitive Proxy Statement of the Company relating to its May 9, 1996 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," "Directors" and "Compliance with Section 16(a) of the Exchange Act" are incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4. of Part I above.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information regarding Executive Compensation contained in the definitive Proxy Statement of the Company relating to its May 9, 1996 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information regarding security ownership of certain beneficial owners and management contained in the definitive Proxy Statement of the Company relating to its May 9, 1996 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information regarding relationships and related transactions contained in the definitive Proxy Statement of the Company relating to its May 9, 1996 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     ITEM 14(A)1. LIST OF FINANCIAL STATEMENTS

     The following Financial Statements are filed as part of this Form 10-K
Report:

                                                                       Page No.

Consolidated Balance Sheets at December 31, 1995 and 1994 ............    21

Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993 ...................................    22

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1995, 1994 and 1993 .............................    23

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993 ...................................    24

Property and Casualty Statements of Income for the years ended
  December 31, 1995, 1994 and 1993 ...................................    25

Life Insurance Statements of Income for the years ended
  December 31, 1995, 1994 and 1993 ...................................    25

Parent Company and Other Statement of Operations for the years
  ended December 31, 1995, 1994 and 1993 .............................    26

Notes to Consolidated Financial Statements ...........................   27-50

Independent Accountants' Report ......................................    50

Supplementary Data - Results by Quarter ..............................    51


     ITEM 14(A)2. FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedules are filed as part of this Form 10-K report:

                                                                       Page No.

Report of Independent Certified Public Accountants on
  Financial Statement Schedules ......................................    57

Schedule I - Summary of Investments - Other Than Investments
  in Related Parties .................................................    58

Schedule II - Condensed Financial Information of Registrant ..........   59-61

Schedule III - Supplementary Insurance Information ...................    62

Schedule IV - Reinsurance ............................................    63

Schedule VI - Supplemental Information of Property and Casualty
  Operations .........................................................    64


     All other schedules have been omitted as not applicable or the required information is given in the financial statements, including the notes thereto.

     ITEM 14(A)3. LIST OF EXHIBITS

     EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT

         3(a) Restated Certificate of Incorporation. (Incorpor-ated by reference to Company's Annual Report on Form 10-K for the year ended December 31, 1985 dated February 27, 1986)

         3(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 8, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, dated February 29,
                       1988).

         3(c) Certificate of Amendment of Restated Certificate of Incorporation dated May 6, 1988. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28,
                       1989).

         3(d) Bylaws of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28,
                       1989).

         4(a)          Specimen Certificate of Common Stock of registrant.
                       (Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement No. 2-43490, effective May 11, 1972).

         4(b)          Rights Agreement. (Incorporated by reference to
                       Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990).

         10(a) Company's Annual Incentive Plan* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24,
                       1994).

         10(b) Company's Long-Term Incentive Plan dated December 8, 1994* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995).

         10(c) Company's Retirement Supplement Plan, as amended effective January 1, 1994* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994).

         10(d) Company's Non-Qualified Stock Option Plan, dated February 23, 1995* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995).

----------
*  Management Contract or compensatory plan or arrangement.

         10(e) Agreement made as of the 7th day of December, 1989 between the Company and the American Association of Retired Persons. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990).

         10(f) Director's Deferred Compensation Plan, as amended effective January 1, 1994* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994).

         10(g) Executive Deferred Compensation Plan, as amended effective January 1, 1994* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994).

         10(h) Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22,
                       1990).

         10(i) Directors' Restricted Stock Plan, dated December 8, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995).

         12            Statement Re: Computation of Ratios

         21            Corporate Organization Chart of Subsidiaries of the
                       Registrant.

         23            Consent of Independent Certified Public Accountants.

         27            Financial Data Schedule

         28 Information from Reports Furnished to State Insurance Regulatory Authorities.

----------
*  Management Contract or compensatory plan or arrangement.


     ITEM 14(B). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOREMOST CORPORATION OF AMERICA

Date:  March 20, 1996                  By  R. L. ANTONINI
                                         ----------------------------------
                                           R. L. Antonini
                                           Chairman of the Board, President
                                           & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE                            TITLE                         DATE

R. L. Antonini                Chairman of the Board,          March 20, 1996
-------------------------     President and Chief
R. L. Antonini                Executive Officer


John C. Canepa                Director                        March 20, 1996
-------------------------
John C. Canepa

Thomas D. Gleason             Director                        March 20, 1996
-------------------------
Thomas D. Gleason

Arthur E. Hall                Director                        March 20, 1996
-------------------------
Arthur E. Hall

Richard A. Kayne              Director                        March 20, 1996
-------------------------
Richard A. Kayne

John F. Knight                Director                        March 20, 1996
-------------------------
John F. Knight

Larry J. Orange               Executive Vice President        March 20, 1996
-------------------------     and Director
Larry J. Orange

Joseph A. Parini              Director                        March 20, 1996
-------------------------
Joseph A. Parini

Robert M. Raives              Director                        March 20, 1996
-------------------------
Robert M. Raives

F. Robert Woudstra            Executive Vice President,       March 20, 1996
-------------------------     Treasurer and Director
F. Robert Woudstra

REPORT OF INDEPENDENT CERTIFIED PUBILC ACCOUNTANTS ON
  FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------------


Foremost Corporation of America
Grand Rapids, Michigan

     The audits referred to in our report dated February 15, 1996 relating to the consolidated financial statements of Foremost Corporation of America and Subsidiaries which is contained in Item 8. of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, the financial statement schedules, present fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP
----------------
BDO SEIDMAN, LLP
March 28, 1996
Grand Rapids, Michigan

SCHEDULE I
----------

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 1995

                                                                        Amount
                                                                        shown
                                                                        in the
                                                   Amortized   Market   Balance
Type of Investment                                    Cost     Value     Sheet
-------------------------------------------------- ---------  --------  --------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and political subdivisions  $  7,511  $  7,591  $  7,511
                                                    --------  --------  --------
    Total fixed maturities held to maturity .......    7,511  $  7,591     7,511
                                                    --------  ========  --------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities and obligations of U.S.
    government agencies ...........................  135,418  $141,565   141,565
   Obligations of states and political subdivisions  178,722   187,958   187,958
   Foreign governments ............................      860       864       864
   Corporate securities ...........................   30,570    31,075    31,075
   Mortgage-backed securities .....................    5,681     5,815     5,815
                                                    --------  --------  --------
    Total bonds ...................................  351,251   367,277   367,277
  Redeemable preferred stocks .....................    4,842     4,933     4,933
                                                    --------  --------  --------
   Total fixed maturities available for sale ......  356,093  $372,210   372,210
                                                    --------  ========  --------
 Equity securities:
  Common stocks ...................................   45,811  $ 50,804    50,804
  Preferred stocks ................................   15,156    15,280    15,280
                                                    --------  --------  --------
   Total equity securities available for sale .....   60,967  $ 66,084    66,084
                                                    --------  ========  --------
Mortgage loans and land contracts .................   12,550   XXXXXXX    12,550
Real estate .......................................   19,140   XXXXXXX    19,140
Short-term investments ............................   42,666   XXXXXXX    42,666
                                                    --------            --------
 Total investments ................................ $498,927            $520,161
                                                    ========            ========

----------
See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE II
-----------

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

December 31,                                                     1995     1994
                                                               -------- --------
(In thousands)
Assets:
   Investment in unconsolidated subsidiaries ................. $306,478 $279,283
   Other invested assets .....................................      450       84
   Cash ......................................................       43       27
   Due from affiliates .......................................      726       58
   Real estate and equipment (net of accumulated depreciation)   35,998   38,153
   Other assets ..............................................   11,728   11,802
                                                               -------- --------
      Total assets ........................................... $355,423 $329,407
                                                               ======== ========

Liabilities:
   Notes payable ............................................. $ 96,412 $104,459
   Due to affiliates .........................................    2,651    5,905
   Other liabilities .........................................   12,163   12,417
                                                               -------- --------
      Total liabilities ......................................  111,226  122,781
                                                               -------- --------

Shareholders' Equity:
  Common stock ...............................................   14,000   14,000
  Other shareholders' equity .................................  230,197  192,626
                                                               -------- --------
    Total shareholders' equity ...............................  244,197  206,626
                                                               -------- --------
    Total liabilities and shareholders' equity ............... $355,423 $329,407
                                                               ======== ========

----------
See Notes to Consolidated Financial Statements in Item 8.

-------------------

FORMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF INCOME

Year Ended December 31,                              1995      1994      1993
                                                   --------  --------  --------
(In thousands)
Income:
 Intercompany income ............................. $  6,726  $  7,090  $  7,088
 Investment and other ............................      505       317     1,351
 Realized gains (losses) on investments ..........       --        55      (138)
                                                   --------  --------  --------
   Total income ..................................    7,231     7,462     8,301
                                                   --------  --------  --------

Expense:
 Operating .......................................    4,963     5,613     5,597
 Interest ........................................    9,374     8,699     8,825
                                                   --------  --------  --------
   Total expense .................................   14,337    14,312    14,422
                                                   --------  --------  --------
     Loss before income tax credit and
       income of unconsolidated subsidiaries .....   (7,106)   (6,850)   (6,121)
Income tax credit ................................    2,648     2,451     2,499
                                                   --------  --------  --------
 Loss before income of unconsolidated subsidiaries   (4,458)   (4,399)   (3,622)
Income of unconsolidated subsidiaries * ..........   49,783    34,096    35,862
                                                   --------  --------  --------
 Net income ...................................... $ 45,325  $ 29,697  $ 32,240
                                                   ========  ========  ========


----------
* Includes dividends to parent company of: ......  $ 37,240  $ 38,700  $ 29,500
                                                   ========  ========  ========

See Notes to Consolidated Financial Statements in Item 8.

-------------------

FORMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31,                            1995       1994       1993
                                                 --------   --------   --------
(In thousands)
Net cash for operating activities .............  $ (2,734)  $   (277)  $ (5,464)

Investing Activities:
  Maturities of invested assets ...............        34         38         36
  Purchases of real estate and equipment ......       (42)    (3,148)       (41)
  Distributions from subsidiaries - net .......    36,540     30,800     25,500
  Decrease (increase) in short-term investments      (400)     1,050     (1,100)
                                                 --------   --------   --------
    Net cash from investing activities ........    36,132     28,740     24,395
                                                 --------   --------   --------
Financing Activities:
  Repayment of long-term debt .................    (8,047)    (7,857)    (7,684)
  Increase in short-term debt .................        --      2,000         --
  Acquisition of treasury shares ..............   (14,351)   (11,340)        (2)
  Dividends paid ..............................   (11,052)   (11,460)   (11,578)
  Receipts from exercise of stock options .....        68         --         79
                                                 --------   --------   --------
    Net cash for financing activities .........   (33,382)   (28,657)   (19,185)
                                                 --------   --------   --------
      Cash (decrease) increase ................        16       (194)      (254)
Cash at beginning of year .....................        27        221        475
                                                 --------   --------   --------
  Cash at end of year .........................  $     43   $     27   $    221
                                                 ========   ========   ========

----------
See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE III
------------

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

                                         Future
                                         policy                                  Benefits,
                                        benefits,                                 claims,   Amortization
                             Prepaid     losses,                                  losses       prepaid
                              policy     claims                          Net        and        policy       Other      Net
                           acquisition  and loss  Unearned   Premium  investment settlement acquisition   operating  premium
Segment                        cost     expenses  premiums   revenue    income   expenses      costs      expenses*  written
--------------------------   --------  ---------  --------  ---------  --------  ---------  ------------  --------  ---------
(In thousands)
Year Ended December 31,:
1995
 Property and casualty ...    $72,560   $ 93,771  $248,953   $426,282   $27,212   $244,081     $125,115    $11,835   $425,446
 Life ....................      1,492      3,733     2,677     21,797     2,036     15,052        5,342        147     21,797
 Other ...................         --         --        --         --        96         --           --      6,347         --
                              -------   --------  --------   --------   -------   --------     --------    -------   --------
   Total .................    $74,052   $ 97,504  $251,630   $448,079   $29,344   $259,133     $130,457    $18,329   $447,243
                              =======   ========  ========   ========   =======   ========     ========    =======   ========

1994
 Property and casualty ...    $72,385   $ 90,722  $249,855   $409,929   $24,610   $249,533     $125,067    $12,342   $415,521
 Life ....................      2,697      4,774     4,798     21,917     2,183     14,468        5,570        620     21,917
 Other ...................         --         --        --         --       130         --           --      8,500         --
                              -------   --------  --------   --------   -------   --------     --------    -------   --------
   Total .................    $75,082   $ 95,496  $254,653   $431,846   $26,923   $264,001     $130,637    $21,462   $437,438
                              =======   ========  ========   ========   =======   ========     ========    =======   ========

1993
 Property and casualty ...    $75,604   $104,542  $244,408   $399,640   $25,142   $236,851     $127,168    $11,344   $394,800
 Life ....................      4,931      6,016     8,731     21,739     2,510     13,878        5,685        923     21,739
 Other ...................         --         --        --         --        82         --           --      8,543         --
                              -------   --------  --------   --------   -------   --------     --------    -------   --------
   Total .................    $80,535   $110,558  $253,139   $421,379   $27,734   $250,729     $132,853    $20,810   $416,539
                              =======   ========  ========   ========   =======   ========     ========    =======   ========

----------
* Allocations of other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied.


See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE IV
-----------

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
REINSURANCE

                                          Ceded to
                                            Other     Assumed             % of
                                   Gross  Companies from Other    Net    Assumed
                                   Amount    (1)     Companies   Amount  to Net
                                 --------- -------- ---------- --------- -------
(In thousands)
Year Ended December 31, 1995
 Life insurance in force .......  $228,675  $31,512   $    32   $197,195   0.0%
                                  ========  =======   =======   ========  ====
 Earned Premium
   Life insurance ..............  $    702  $    15   $    --   $    687   0.0%
   Accident and health insurance    21,347      237        --     21,110   0.0%
   Property and casualty .......   360,750    1,587    67,119    426,282  15.7%
                                  --------  -------   -------   --------  ----
      Total premiums ...........  $382,799  $ 1,839   $67,119   $448,079  15.0%
                                  ========  =======   =======   ========  ====
Year Ended December 31, 1994
 Life insurance in force .......  $305,301  $30,371   $16,556   $291,486   5.7%
                                  ========  =======   =======   ========  ====
 Earned Premium
   Life insurance ..............  $    683  $    12   $    --   $    671   0.0%
   Accident and health insurance    21,473      227        --     21,246   0.0%
   Property and casualty .......   347,996      800    62,733    409,929  15.3%
                                  --------  -------   -------   --------  ----
      Total premiums ...........  $370,152  $ 1,039   $62,733   $431,846  14.5%
                                  ========  =======   =======   ========  ====
Year Ended December 31, 1993
 Life insurance in force .......  $399,045  $25,037   $50,884   $424,892  12.0%
                                  ========  =======   =======   ========  ====
 Earned Premium
   Life insurance ..............  $    672  $    13   $    --   $    659   0.0%
   Accident and health insurance    21,286      206        --     21,080   0.0%
   Property and casualty .......   347,638    5,316    57,318    399,640  14.3%
                                  --------  -------   -------   --------  ----
      Total premiums ...........  $369,596  $ 5,535   $57,318   $421,379  13.6%
                                  ========  =======   =======   ========  ====

----------
(1) The Company considers its catastrophe reinsurance costs to be an additional loss cost. Ceded reinsurance premiums, losses and commissions for these coverages are combined and presented in insurance losses, death and other benefits. The property and casualty insurance premium ceded for catastrophe reinsurance was $16,149, $32,720 and $22,123 for 1995, 1994 and 1993,
respectively.

See Notes to Consolidated Financial Statements in Item 8.

                                       63

SCHEDULE VI
-----------

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION CONCERNING PROPERTY-CASUALTY
  INSURANCE OPERATIONS

                                       Claims and Claim
                                     Adjustment Expenses
                                     Incurred Related To:     Claims
                                     --------------------   and Claim
                                      Current     Prior     Adjustment
Segment                                Year       Years      Expenses
-----------------------------------  ---------  ---------   ---------
(In thousands)

Year Ended December 31, 1995
  Property and casualty group .....   $241,323   $  2,758    $240,283
                                      ========   ========    ========


Year Ended December 31, 1994
  Property and casualty group .....   $263,798   $(14,265)   $262,344
                                      ========   ========    ========


Year Ended December 31, 1994
  Property and casualty group .....   $247,014   $(10,163)   $245,334
                                      ========   ========    ========

----------
See Notes to Consolidated Financial Statements in Item 8.