Form 10-Q
period 1996-03-31
FOREMOST CORP OF AMERICA
filed 1996-05-10
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996
                          Commission File Number 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


                 Delaware                               38-1863522
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)              identification no.)


       5600 Beech Tree Lane, Caledonia, Michigan                  49316
       Mailing address: P.O. Box 2450, Grand Rapids, Michigan     49501
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code  (616)942-3000

       The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Class Outstanding at March 31, 1996

       Common Stock, $1.00 par value                       10,030,894

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                               Page No.
                                                               --------
       Part I.  Financial Information:

       Item 1. - Financial Statements:

          Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995                     1

          Consolidated Statements of Income -
          Three Months Ended March 31, 1996 and 1995               2

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995               3

          Condensed Notes to Consolidated Financial
          Statements                                               4

       Item 2. - Management's Discussion and Analysis             5-6



       Part II.  Other Information:

          Item 5. - Other Information                              7

          Item 6. - Exhibits and Reports on Form 8-K               7

          Signatures                                               7

                          PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           1996         1995
                                                        -----------  -----------
(In thousands, except share data) Assets:
Investments-
  Fixed maturities held to maturity ..................   $   7,481    $   7,511
  Securities available for sale:
   Fixed maturities ..................................     379,770      372,210
   Equity securities .................................      79,518       66,084
  Mortgage loans and land contracts on real estate ...      12,487       12,550
  Investment real estate .............................      15,453       19,140
  Short-term investments .............................      14,808       42,666
                                                         ---------    ---------
   Total investments .................................     509,517      520,161
 Cash ................................................       2,132        5,184
 Accrued investment income ...........................       7,355        6,246
 Premiums receivable .................................      74,152       72,387
 Due from reinsurance companies ......................      23,707       23,342
 Other receivables ...................................       4,829        7,381
 Prepaid policy acquisition costs ....................      73,829       74,052
 Prepaid reinsurance premiums ........................          54           62
 Real estate and equipment ...........................      35,597       36,035
 Other assets ........................................      14,314       13,644
                                                         ---------    ---------
  Total assets .......................................   $ 745,486    $ 758,494
                                                         =========    =========
Liabilities:
 Unearned premium ....................................   $ 249,671    $ 251,630
 Insurance losses and loss adjustment expenses .......      98,914       97,504
 Accounts payable and accrued expenses ...............      38,135       39,269
 Notes and other obligations payable .................      96,851       99,247
 Income taxes ........................................       9,755       13,017
 Other liabilities ...................................      15,619       13,630
                                                         ---------    ---------
  Total liabilities ..................................     508,945      514,297
                                                         ---------    ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ..................................      14,000       14,000
 Additional paid-in capital ..........................     138,496      139,344
 Unrealized appreciation of securities available
  for sale, net of applicable taxes ..................      11,325       13,802
 Retained earnings ...................................     181,148      183,944
 Restricted stock - deferred compensation ............          (5)          (5)
                                                         ---------    ---------
  Total ..............................................     344,964      351,085
 Treasury stock at cost, 3,969,106
   and 3,965,220 shares ..............................    (108,423)    (106,888)
                                                         ---------    ---------
  Total shareholders' equity .........................     236,541      244,197
                                                         ---------    ---------
  Total liabilities and shareholders' equity .........   $ 745,486    $ 758,494
                                                         =========    =========


       See accompanying condensed notes to consolidated financial statements.

                                      -1-

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
(In thousands except per share data)
Income:
  Property and casualty premium earned ...........     $ 106,832      $ 105,739
  Life premium earned ............................         5,280          5,746
  Net investment income ..........................         7,344          7,173
  Realized gains (losses) ........................           769           (123)
  Other ..........................................           566          1,256
                                                       ---------      ---------
    Total income .................................       120,791        119,791
                                                       ---------      ---------
Expense:
  Insurance losses, death and other benefits .....        83,589         66,547
  Amortization of prepaid policy
    acquisition costs ............................        31,965         33,034
  Operating and other ............................         7,291          8,084
                                                       ---------      ---------
    Total expense ................................       122,845        107,665
                                                       ---------      ---------
      Income before taxes ........................        (2,054)        12,126
Income tax credit (provision) ....................         1,970         (3,158)
                                                       ---------      ---------
  Net income (loss) ..............................     $     (84)     $   8,968
                                                       =========      =========

Per share of common stock:
  Net income .....................................     $   (0.01)     $    0.87
                                                       =========      =========
Average shares outstanding .......................        10,045         10,349
                                                       =========      =========
Cash dividends per share .........................     $    0.27      $    0.27
                                                       =========      =========


       See accompanying condensed notes to consolidated financial statements.

                                      -2-

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
(In thousands)
Operating Activities:
    Net cash from (for) operating activities .......     $ (4,914)     $ 33,107
                                                         --------      --------
Investing Activities:
 Purchases of securities and loans made ............      (43,504)      (31,192)
 Purchases of real estate and equipment ............          (29)          (62)
 Sales of securities ...............................       14,569        17,896
 Maturities of securities and receipts
  from repayments of loans .........................        7,213         6,720
 Sales of real estate and equipment ................        3,679          --
 Decrease (Increase) in short-term investments .....       27,851       (22,053)
                                                         --------      --------
  Net cash from (for) investing activities .........        9,779       (28,691)
                                                         --------      --------
Financing Activities:
 Net change in short-term debt .....................       (2,000)          500
 Repayments of long-term debt ......................         (396)         (521)
 Acquisition of treasury shares ....................       (4,174)       (2,195)
 Dividends paid ....................................       (2,712)       (2,801)
 Receipts from exercise of stock options ...........        1,365          --
                                                         --------      --------
  Net cash for financing activities ................       (7,917)       (5,017)
                                                         --------      --------
          Cash decrease ............................       (3,052)         (601)
Cash at beginning of year ..........................        5,184         4,195
                                                         --------      --------
          Cash at end of period ....................     $  2,132      $  3,594
                                                         ========      ========


       See accompanying condensed notes to consolidated financial statements.

                                      -3-

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

                         PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                        FOREMOST CORPORATION OF AMERICA
                   OPERATING RESULTS AND FINANCIAL POSITION
Results of Operations

         Foremost Corporation of America's first quarter results for 1996 were negatively impacted by catastrophe losses caused by severe winter storms along the east and west coasts. The effect of these catastrophe losses resulted in the Company's combined loss and expense ratio being 13.9 points higher in the first quarter of 1996 compared to the first quarter last year.

         The Company had a net loss for the first quarter of $.01 per share, compared to net earnings of $.87 per share for the same period last year. Realized gains of $.05 per share and a realized loss of $.01 per share are included in the first quarter results for 1996 and 1995, respectively.

         The combined loss and expense ratio for the property and casualty group was 108.5% for the first quarter compared to 94% for the same period last year.

         Written premium from the Company's core products, mobile home and recreational vehicle, was down 3.1% for the quarter compared to last year. The decrease is the result of the Company's catastrophe exposure management program that is eliminating policies in coastal counties from Maine to Texas. The non-renewal of policyholders, which began last year to reduce the Company's coastal exposure to loss as a result of hurricanes, will be completed by June 30, 1996.

         Written premium by major product line is as follows:

                               1st Quarter                   %
                         -------------------------        Increase
                           1996             1995         (Decrease)
                         --------         --------       ----------
                               (In thousands)
Mobile Home ..........   $ 85,022         $ 88,071           (3.5)
RV ...................     14,394           14,571           (1.2)
                         --------         --------       ---------
  Subtotal ...........     99,416          102,642           (3.1)
Automobile ...........      2,977            3,474          (14.3)
Homeowners ...........      1,484            1,722          (13.8)
Other ................      1,394            1,496           (6.8)
                         --------         --------       ---------
  Total ..............   $105,271         $109,334           (3.7)
                         ========         ========       =========

         After-tax investment income declined slightly in the first quarter to $5,749,000 compared to $5,755,000 for the previous year. The primary reason for the decrease was the negative impact of catastrophe loss payments on the Company's cash flow and investable asset base. Also impacting after-tax investment income was the Company's continued effort to increase its asset allocation to common stocks, which will sacrifice current income for a higher potential total return.

Financial Position

         The principal sources of cash for the first three months of 1996 were $49.6 million from sales and maturities of investments, $3.7 million from sales of real estate and $1.4 million in receipts from the exercise of stock options. The Company used $4.9 million for operations due primarily to the catastrophe losses paid during the quarter. Also during the first quarter, the Company used $43.5 million for the purchase of securities, purchased $4.2 million of treasury stock, paid $2.7 million in dividends to shareholders and repaid $2.4 million of debt. The Company had $16.9 million in cash and other liquid assets at March 31, 1996.

         Total invested assets on a cost basis decreased 1%, or $6.8 million during the first quarter of 1996 compared to year-end 1995. Market values of securities available for sale decreased $2.7 million net of tax in the first quarter of 1996.

         The Company's common stock buy back plan, announced in February 1994 for up to 1 million shares, was increased by 500,000 shares during the first quarter of 1996. During the period from January 1, 1996 through April 18, 1996, the Company has purchased 136,031 shares of its common stock outstanding at an average price of $55.99 per share. Since the inception of this buy back plan, the Company has purchased 835,638 shares at an average price of $39.86 per share.

         On January 31, 1996, The Company announced that it had signed a letter of intent to sell its subsidiary Foremost Life Insurance Company to Woodman Accident and Life Company of Lincoln, Nebraska. Both companies continue to work toward the completion of that sale and it is anticipated that it will close before the end of the second quarter.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER  INFORMATION

         On April 3, 1996 the Company filed a Form 8-A Registration Statement in connection with the application for listing its Common Stock, $1 par value, on the New York Stock Exchange. The registration became effective at the opening of business on April 17, 1996. The Company's Common Stock had previously been listed on the NASDAQ National Market System.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
     Exhibit 27 - Financial Data Schedule

(b) Reports on 8-K

         On January 31, 1996 the Company filed a Form 8-K announcing it had signed a letter of intent to sell its subsidiary Foremost Life Insurance Company. The sale is subject to certain conditions, including the negotiation and execution of a definitive purchase agreement, completion of the due diligence review, and regulatory approvals and authorizations. The Company would yield approximately $17 million in cash and incur an after-tax loss of approximately $1.3 million from the sale.


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


                                        FOREMOST CORPORATION OF AMERICA
                                                 (Registrant)


       Date:  May 8, 1996                        Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  May 8, 1996                      Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller