Form 10-Q
period 1996-06-30
FOREMOST CORP OF AMERICA
filed 1996-08-13
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                           Outstanding at June 30, 1996

     Common Stock, $1.00 par value                     9,951,234

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                                Page No.
       Part I.  Financial Information:

          Item 1. - Financial Statements:
             Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995                    1


             Consolidated Statements of Income -
             Six Months Ended June 30, 1996 and 1995                2


             Consolidated Condensed Statements of Cash Flows -
             Six Months Ended June 30, 1996 and 1995                3


             Condensed Notes to Consolidated Financial
             Statements                                             4


          Item 2. - Management's Discussion and Analysis           5-7



       Part II.  Other Information:

          Item 5. - Other Information                               8


          Item 6. - Exhibits and Reports on Form 8-K                8


          Signatures                                                8

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,  December 31,
                                                            1996        1995
                                                        ----------- ------------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity ..................   $   7,089    $   7,131
  Securities available for sale:
   Fixed maturities ..................................     348,281      348,753
   Equity securities .................................      83,974       65,574
  Mortgage loans and land contracts on real estate ...      12,586       12,527
  Investment real estate .............................      15,159       19,140
  Short-term investments .............................      36,485       39,955
                                                         ---------    ---------
   Total investments .................................     503,574      493,080
 Cash ................................................       3,167        4,975
 Accrued investment income ...........................       5,776        5,875
 Premiums receivable .................................      75,804       70,629
 Due from reinsurance companies ......................      28,173       23,341
 Other receivables ...................................       4,859        7,360
 Prepaid policy acquisition costs ....................      72,697       72,560
 Prepaid reinsurance premiums ........................          54           62
 Real estate and equipment ...........................      35,132       36,035
 Other assets ........................................      14,191       13,644
 Net assets of discontinued operations ...............        --         18,806
                                                         ---------    ---------
  Total assets .......................................   $ 743,427    $ 746,367
                                                         =========    =========
Liabilities:
 Unearned premium ....................................   $ 254,365    $ 248,953
 Insurance losses and loss adjustment expenses .......      91,390       93,771
 Accounts payable and accrued expenses ...............      35,864       35,728
 Notes and other obligations payable .................      96,264       99,247
 Income taxes ........................................      17,277       11,575
 Other liabilities ...................................      12,617       12,896
                                                         ---------    ---------
  Total liabilities ..................................     507,777      502,170
                                                         ---------    ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ..................................      14,000       14,000
 Additional paid-in capital ..........................     137,608      139,344
 Unrealized appreciation of securities
  available for sale, net of applicable taxes ........       9,542       13,802
 Retained earnings ...................................     187,757      183,944
 Restricted stock - deferred compensation ............          (4)          (5)
                                                         ---------    ---------
  Total ..............................................     348,903      351,085
 Treasury stock at cost, 4,048,766
   and 3,965,220 shares ..............................    (113,253)    (106,888)
                                                         ---------    ---------
  Total shareholders' equity .........................     235,650      244,197
                                                         ---------    ---------
  Total liabilities and shareholders' equity .........   $ 743,427    $ 746,367
                                                         =========    =========

See accompanying condensed notes to consolidated financial statements.

                                      -1-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       -------------------  ------------------
                                          1996      1995       1996      1995
                                       --------- ---------  --------- ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned $ 106,624 $ 106,183  $ 213,455 $ 211,922
  Net investment income ..............     6,540     6,909     13,429    13,540
  Realized gains (losses) ............     1,404       119      2,170        (4)
  Other ..............................     1,119       166      1,684     1,419
                                       --------- ---------  --------- ---------
    Total income .....................   115,687   113,377    230,738   226,877
                                       --------- ---------  --------- ---------
Expense:
  Insurance losses and loss expenses .    64,164    62,792    144,386   125,229
  Amortization of prepaid policy
    acquisition costs ................    30,575    30,930     61,251    62,573
  Operating ..........................     5,393     4,144     10,628     9,807
  Interest ...........................     2,070     2,841      4,142     5,317
                                       --------- ---------  --------- ---------
    Total expense ....................   102,202   100,707    220,407   202,926
                                       --------- ---------  --------- ---------
      Income before taxes ............    13,485    12,670     10,331    23,951
Income tax provision .................    (3,604)   (3,468)    (1,503)   (6,338)
                                       --------- ---------  --------- ---------
  Net income - continuing operations .     9,881     9,202      8,828    17,613
Net income (loss) - discontinued
  operations .........................      (586)      472        383     1,029
                                       --------- ---------  --------- ---------
  Net income ......................... $   9,295 $   9,674  $   9,211 $  18,642
                                       ========= =========  ========= =========

Per share of common stock:
 Net income - continuing operations .. $    0.99 $    0.90  $    0.88 $    1.71
 Net income (loss) - discontinued
  operations .........................     (0.06)     0.04       0.04      0.10
                                       --------- ---------  --------- ---------
   Net income ........................ $    0.93 $    0.94  $    0.92 $    1.81
                                       ========= =========  ========= =========
Average shares outstanding ...........     9,961    10,253     10,003    10,300
                                       ========= =========  ========= =========
Cash dividends per share ............. $    0.27 $    0.27  $    0.54 $    0.54
                                       ========= =========  ========= =========

See accompanying condensed notes to consolidated financial statements.

                                       -2-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                  June 30,
                                                          ---------------------
                                                             1996        1995
 (In thousands)                                           ---------   ---------
 Operating Activities:
     Net cash from operating activities ................  $   9,801   $  49,675
                                                          ---------   ---------
 Investing Activities:
  Purchases of securities and loans made ...............    (80,631)   (122,275)
  Purchases of real estate and equipment ...............        (51)       (169)
  Sales of securities ..................................     40,900      94,675
  Maturities of securities and receipts
   from repayments of loans ............................     20,440      13,478
  Sales of real estate and equipment ...................      3,930         960
  Proceeds from sale of subsidiary .....................     17,437        --
  Decrease (increase) in short-term investments ........      3,279     (20,877)
                                                          ---------   ---------
   Net cash from (for) investing activities ............      5,304     (34,208)
                                                          ---------   ---------
 Financing Activities:
  Repayments of long-term debt .........................     (2,983)     (2,054)
  Acquisition of treasury shares .......................    (10,698)     (6,280)
  Dividends paid .......................................     (5,398)     (5,572)
  Receipts from exercise of stock options ..............      2,166        --
                                                          ---------   ---------
   Net cash for financing activities ...................    (16,913)    (13,906)
                                                          ---------   ---------
           Cash increase (decrease) ....................     (1,808)      1,561
 Cash at beginning of year .............................      4,975       3,899
                                                          ---------   ---------
           Cash at end of period .......................  $   3,167   $   5,460
                                                          =========   =========

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


2. All information is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the results shown. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of the results to be expected in any other period.


3. On June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company for a final purchase price of $40,133,000. The net loss on the sale was $676,000 after taxes totaling $6,167,000. Accordingly, the Consolidated Financial Statements presented herein have been restated to reflect the Life Insurance Segment as discontinued operations for all periods presented.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         FOREMOST CORPORATION OF AMERICA
                    OPERATING RESULTS AND FINANCIAL POSITION

Results of Operations

         Foremost Corporation of America's second quarter underwriting results rebounded strongly from the first quarter of 1996. The combined loss and expense ratio was 92.8% for the second quarter of 1996 compared to 108.5% for the first quarter of 1996.

         Net income from continuing operations for the second quarter of 1996 was $.99 per share, including $.09 per share in realized gains, compared to $.90 per share, with $.01 per share in realized gains in the same period last year. The net operating income of $.90 per share in the second quarter of 1996 was slightly better than the record second quarter operating income of $.89 per share set in 1995. Net income from continuing operations for the first six months was $.88 per share compared to $1.71 per share in 1995. Realized gains of $.14 per share for 1996 are included in the six months net income figure, with no realized gains or losses in the same period last year.

         On June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company. The sale yielded net after-tax proceeds of $17.4 million and the Company incurred an after-tax loss of $676,000 as a result of the sale. The financial results of the life insurance segment and the sale are reflected in the financial statements as discontinued operations.

         The combined loss and expense ratio for the property and casualty group was 92.8% for the second quarter compared to 93% for the same period last year. The six months combined ratio was 100.7% compared with 93.5% in the prior year. The increase in the first six months of 1996 was largely due to the catastrophe losses in the first quarter, which impacted the six months combined ratio by 5.1 points higher than the previous period.

         Written premium from the core products, mobile home and recreational vehicle, was flat for the quarter and down 1.5% for the first six months when compared to last year as a result of the Company's catastrophe exposure management program, which has been eliminating policies in coastal counties from Maine to Texas. The non-renewal of policyholders, begun last year to reduce the Company's coastal exposure to loss as a result of hurricanes, was substantially completed on June 30, 1996. The Company expects moderate growth in written premium during the second half of the year.

         During the second quarter of 1996, the Company signed a long-term agreement with a subsidiary of First USA, Inc. to offer primarily private passenger automobile and homeowners insurance directly to customers of First USA.

         Written premium by major product line is as follows:

                                  2nd Quarter                    %
                           --------------------------         Increase
                            1996                1995         (Decrease)
                           -------            -------        ----------
                                 (In thousands)
Mobile Home ............  $ 93,362           $ 93,578           (0.2)
RV .....................    15,179             14,979            1.3
                           -------            -------          -----
  Subtotal .............   108,541            108,557            0.0
Automobile .............     2,293              2,661          (13.8)
Homeowners .............     1,948              1,966           (0.9)
Other ..................     1,375              1,233           11.5
                           -------            -------          -----
  Total ................  $114,157           $114,417           (0.2)
                           =======            =======          =====

                                   Six Months                    %
                           --------------------------         Increase
                            1996                1995         (Decrease)
                           -------            -------        ----------
                                 (In thousands)
Mobile Home ............  $178,384           $181,650           (1.8)
RV .....................    29,573             29,550            0.1
                           -------            -------          -----
  Subtotal .............   207,957            211,200           (1.5)
Automobile .............     5,270              6,134          (14.1)
Homeowners .............     3,432              3,688           (6.9)
Other ..................     2,769              2,729            1.5
                           -------            -------          -----
  Total ................  $219,428           $223,751           (1.9)
                           =======            =======          =====

         After-tax investment income from continuing operations declined 3.9% from the second quarter last year and was down 1.4% for the year. The decrease was primarily due to the impact of catastrophe loss payments on the Company's cash flow and investable asset base and the Company's continued effort to increase its asset allocation to common stocks, which will sacrifice current income for a higher potential total return.

Financial Position

         The principal sources of cash for the first six months of 1996 were $64.6 million from sales and maturities of investments, $17.4 million from the sale of the life insurance subsidiary, $9.8 million provided from operations, $3.9 million from sales of real estate and $2.2 million in receipts from the exercise of stock options. The Company used $80.6 million for the purchase of securities, purchased $10.7 million of treasury stock, paid $5.4 million in dividends to shareholders and repaid $3 million of debt. Interest paid in the first six months of 1996 was $3.7 million compared to $4.8 million for the same period last year. The Company had $39.7 million in cash and other liquid assets at June 30, 1996.

         The cost basis of total invested assets from continuing operations at June 30, 1996 increased 4%, or $17 million compared to year end 1995 due primarily to the proceeds received from the sale of the life insurance subsidiary. Market values of securities available for sale decreased $4.2 million net of taxes in the first six months of 1996.

         The Company continued to purchase its own common stock under a buy back plan announced in February 1994 for up to 1 million shares and increased by 500,000 shares during the first quarter of 1996. During the first six months of 1996, the Company purchased 193,463 shares of its common stock outstanding at an average price of $55.30 per share. Since the inception of this buy back plan, the Company has purchased 893,070 shares at an average price of $40.74 per share. The Company intends that the majority of the net proceeds from the sale of the life insurance subsidiary will be utilized to repurchase the Company's stock.

         Book value per share was $23.68 per share at June 30, 1996 with 9,951,000 shares outstanding compared to $24.33 per share at December 31, 1995 with 10,035,000 shares outstanding.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On April 11, 1996 the Company filed a Form 8-A Registration Statement in connection with the application for listing its Common Stock, $1 par value, on the New York Stock Exchange. The registration became effective at the opening of business on April 17, 1996. The Company's Common Stock had previously been listed on the NASDAQ National Market System.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
(b)  Reports on 8-K

         On June 11, 1996 the Company filed a Form 8-K announcing it had completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company. The announcement stated the Company would receive net after-tax proceeds of approximately $17.5 million and incur an after-tax loss of approximately $1.1 million.


                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:  August 12, 1996                    Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  August 12, 1996                  Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller