Form 10-Q
period 1996-09-30
FOREMOST CORP OF AMERICA
filed 1996-11-14
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
                          Commission File Number 0-6478

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                 Class                   Outstanding at September 30, 1996

     Common Stock, $1.00 par value                 9,650,166

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                               Page No.

       Part I.  Financial Information:

       Item 1. - Financial Statements:
          Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                 1


          Consolidated Statements of Income -
          Nine Months Ended September 30, 1996 and 1995            2


          Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995            3


          Condensed Notes to Consolidated Financial
          Statements                                               4


       Item 2. - Management's Discussion and Analysis             5-6



       Part II.  Other Information:



          Item 6. - Exhibits and Reports on Form 8-K               7


          Signatures                                               7

                          PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                          1996          1995
                                                     -------------  ------------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity .................  $   2,878     $   7,131
  Securities available for sale:
   Fixed maturities .................................    334,284       348,753
   Equity securities ................................     95,244        65,574
  Mortgage loans and land contracts on real estate ..     12,295        12,527
  Investment real estate ............................     15,168        19,140
  Short-term investments ............................     29,765        39,955
                                                       ---------     ---------
   Total investments ................................    489,634       493,080
 Cash ...............................................      4,147         4,975
 Accrued investment income ..........................      6,297         5,875
 Premiums receivable ................................     75,146        70,629
 Due from reinsurance companies .....................     28,281        23,341
 Other receivables ..................................      5,328         7,360
 Prepaid policy acquisition costs ...................     73,407        72,560
 Prepaid reinsurance premiums .......................         39            62
 Real estate and equipment ..........................     34,798        36,035
 Other assets .......................................     13,665        13,644
 Net assets - discontinued operations ...............          0        18,806
                                                       ---------     ---------
  Total assets ......................................  $ 730,742     $ 746,367
                                                       =========     =========
Liabilities:
 Unearned premium ...................................  $ 257,951     $ 248,953
 Insurance losses and loss adjustment expenses ......     90,127        93,771
 Accounts payable and accrued expenses ..............     34,305        35,728
 Notes and other obligations payable ................     95,663        99,247
 Income taxes .......................................      9,248        11,575
 Other liabilities ..................................     15,352        12,896
                                                       ---------     ---------
  Total liabilities .................................    502,646       502,170
                                                       ---------     ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 .................................     14,000        14,000
 Additional paid-in capital .........................    138,852       139,344
 Unrealized appreciation (depreciation) of securities
  available for sale, net of applicable taxes .......     12,178        13,802
 Retained earnings ..................................    192,964       183,944
 Restricted stock - deferred compensation ...........         (4)           (5)
                                                       ---------     ---------
  Total .............................................    357,990       351,085
 Treasury stock at cost, 4,349,834
   and 3,965,220 shares .............................   (129,894)     (106,888)
                                                       ---------     ---------
  Total shareholders' equity ........................    228,096       244,197
                                                       ---------     ---------
  Total liabilities and shareholders' equity ........  $ 730,742     $ 746,367
                                                       =========     =========

See accompanying condensed notes to consolidated financial statements.

                                      -1-

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
(In thousands except per share data)
Income:
  Property and casualty premium earned . $107,430  $108,136  $320,885  $320,058
  Net investment income ................    6,840     7,052    20,269    20,592
  Realized gains .......................       83        10     2,253         6
  Other ................................      705       749     2,388     2,168
                                         --------  --------  --------  --------
    Total income .......................  115,058   115,947   345,795   342,824
                                         --------  --------  --------  --------
Expense:
  Insurance losses......................   67,337    58,223   211,723   183,452
  Amortization of prepaid policy
    acquisition costs ..................   29,978    31,213    91,229    93,786
  Operating ............................    5,314     4,462    15,942    14,269
  Interest .............................    2,031     2,238     6,172     7,555
                                         --------  --------  --------  --------
    Total expense ......................  104,660    96,136   325,066   299,062
                                         --------  --------  --------  --------
      Income before taxes ..............   10,398    19,811    20,729    43,762
Income tax provision ...................   (2,516)   (6,146)   (4,019)  (12,484)
                                         --------  --------  --------  --------
  Net income - continuing operations ...    7,882    13,665    16,710    31,278
Net income-discontinued operations .....        0       524       383     1,553
                                         --------  --------  --------  --------
  Net income ........................... $  7,882  $ 14,189  $ 17,093  $ 32,831
                                         ========  ========  ========  ========

Per share of common stock:
 Net income - continuing operations .... $   0.80  $   1.34  $   1.68  $   3.05
 Net income-discontinued operations ....     0.00      0.05      0.04      0.15
                                         --------  --------  --------  --------
   Net income .......................... $   0.80  $   1.39  $   1.72  $   3.20
                                         ========  ========  ========  ========
Average shares outstanding .............    9,888    10,204     9,965    10,268
                                         ========  ========  ========  ========
Cash dividends per share ............... $   0.27  $   0.27  $   0.81  $   0.81
                                         ========  ========  ========  ========

See accompanying condensed notes to consolidated financial statements.

                                      -2-

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                          1996          1995
                                                       ---------     ---------
(In thousands)
Operating Activities:
    Net cash from operating activities .............   $  13,035     $  68,078
                                                       ---------     ---------
Investing Activities:
 Purchases of securities and loans made ............    (106,868)     (138,834)
 Purchases of real estate and equipment ............        (262)         (169)
 Sales of securities ...............................      29,483       100,886
 Maturities of securities and receipts
  from repayments of loans .........................      69,236        23,098
 Sales of real estate and equipment ................       3,939           994
 Net proceeds from sale of subsidiary ..............      17,437             0
 Decrease (increase) in short-term investments .....      10,003       (30,917)
                                                       ---------     ---------
  Net cash from (for) investing activities .........      22,968       (44,942)
                                                       ---------     ---------
Financing Activities:
 Repayments of long-term debt ......................      (1,584)       (7,601)
 Acquisition of treasury shares ....................     (27,339)       (7,547)
 Dividends paid ....................................      (8,073)       (8,330)
 Decrease in short-term debt .......................      (2,000)       (2,000)
 Receipts from exercise of stock options ...........       2,165            68
                                                       ---------     ---------
  Net cash for financing activities ................     (36,831)      (25,410)
                                                       ---------     ---------
          Cash increase (decrease) .................        (828)       (2,274)
Cash at beginning of year ..........................       4,975         3,899
                                                       ---------     ---------
          Cash at end of year ......................   $   4,147     $   1,625
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

                         PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                        FOREMOST CORPORATION OF AMERICA
                   OPERATING RESULTS AND FINANCIAL POSITION

Operating Results

         The continued emphasis of Foremost Corporation of America on managing catastrophe exposures allowed the Company to record solid third quarter earnings, despite significant weather related events in hurricanes Bertha and Fran. Net income from continuing operations for the third quarter of 1996 was $.80 per share, including $.01 per share in realized gains, compared to $1.34 per share, with no realized gains or losses in the same period last year. Net income from continuing operations for the first nine months of 1996 was $1.68 per share compared to $3.05 per share in 1995. Realized gains of $.15 per share for 1996 are included in the nine months net income figure, with no realized gains or losses in the same period last year.

         In spite of hurricanes Bertha and Fran, the combined loss and expense ratio for the property and casualty group was 94.9% for the third quarter compared to 87.2% for the same period last year. The combined ratio for the first nine months of 1996 was 98.7% compared to 91.4% in the prior year. The rise in the combined ratios was largely due to catastrophe losses, which increased the third quarter and nine month ratios by 6.7 and 5.6 points, respectively, over their previous periods. The exposure management program to reduce the impacts of catastrophic losses have proven to be a worthy strategy. The Company's catastrophe loss from Hurricane Fran would have been twice as much if this program had not been started.

         Growth in mobile home written premium has been surpressed during 1996 because of the Company's catastrophe exposure management program. This strategy reduced mobile home written premium by $3.2 million in the third quarter and $12.6 million in the first nine months. Without these reductions, mobile home written premium would have increased by 3.7% in the third quarter and 3.5% for the first nine months, when compared to their respective previous periods.

         Written premium by major product line is as follows:

                                                            %
                                 3rd Quarter             Increase
                            1996             1995       (Decrease)
                          --------         --------     ----------
                                (In thousands)
  Mobile Home .........   $ 93,755         $ 93,483          0.3
  RV ..................     10,950           11,798         (7.2)
                          --------         --------      -------
      Subtotal ........    104,705          105,281         (0.5)
  Automobile ..........      2,575            2,930        (12.1)
  Homeowners ..........      2,185            1,765         23.8
  Other ...............      1,888            2,110        (10.5)
                          --------         --------      -------
      Total ...........   $111,353         $112,086         (0.7)
                          ========         ========      =======
                                                            %
                                 Nine Months             Increase
                            1996             1995       (Decrease)
                          --------         --------     ----------
                                (In thousands)
  Mobile Home .........   $272,139         $275,132         (1.1)
  RV ..................     40,523           41,348         (2.0)
                          --------         --------      -------
      Subtotal ........    312,662          316,480         (1.2)
  Automobile ..........      7,845            9,064        (13.4)
  Homeowners ..........      5,617            5,453          3.0
  Other ...............      4,657            4,840         (3.8)
                          --------         --------      -------
      Total ...........   $330,781         $335,837         (1.5)
                          ========         ========      =======

         During the third quarter of 1996, the Company began the automobile and homeowners insurance program with First USA, Inc., with the direct mailing of information to 25,000 customers in two states.

         After-tax investment income from continuing operations increased 0.9% from the third quarter last year and was down 0.7% for the year. The relatively flat results for the year are primarily due to the impact of catastrophe loss payments and common stock buy backs on the Company's cash flow and investable asset base.

Financial Position

         The principal sources of cash for the first nine months of 1996 were $108.7 million from sales and maturities of investments, $17.4 million from the sale of Foremost Life Insurance Company, $13 million provided from operations, $3.9 million from sales of real estate and $2.2 million in receipts from the exercise of stock options. The Company used $106.9 million for the purchase of securities, purchased $27.3 million of treasury stock, paid $8.1 million in dividends to shareholders and repaid $3.6 million of debt. The Company had $33.9 million in cash and other liquid assets at September 30, 1996. Interest paid for the first nine months of 1996 totaled $5.7 million compared to $6.6 million for the same period last year.

         The cost basis of total invested assets from continuing operations at September 30, 1996 was $470.9 million compared to $471.8 million at December 31, 1995. Market values of securities available for sale decreased $1.6 million net of taxes in the first nine months of 1996.

         The Company continued to purchase its own common stock under a 1.5 million share buy back plan announced in February 1994 and amended in the first quarter of 1996. Since June 30, 1996, the Company has purchased 386,592 shares of its common stock outstanding at an average price of $55.06 per share. The year to date purchases for 1996 total 580,055 shares at an average price of $55.14 per share. Since the inception of this buy back plan, the Company has purchased 1,279,662 shares at an average price of $45.07 per share.

         Book value per share was $23.64 at September 30, 1996 with 9,650,000 shares outstanding compared to $24.33 per share at December 31, 1995 with 10,035,000 shares outstanding.

                            PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
       (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1996.



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


                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:  November 13, 1996                  Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  November 13, 1996                Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller