Form 10-K
period 1996-12-31
FOREMOST CORP OF AMERICA
filed 1997-03-28
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended DECEMBER 31, 1996

                           Commission File No. 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

       Delaware                                                 38-1863522
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

5600 BEECH TREE LANE, CALEDONIA, MICHIGAN                             49316
(Address of principal executive offices)                            (Zip Code)

Mailing Address:  P.O. Box 2450, Grand Rapids, Michigan 49501

Registrant's telephone number including area code:   (616) 942-3000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered:

Common Stock, $1.00 par value                           New York Stock Exchange


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                       ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to filing.

           Aggregate market value as of March 17, 1997: $453,452,694.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common stock, $1.00 par value outstanding as of March 17, 1997: 9,332,043 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

             Part III                   Proxy Statement for Annual Meeting
                                       of Stockholders to be held May 8, 1997

                         FOREMOST CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                                                        PAGE NO.

Part I
 Item 1.             Business                                                1
 Item 2.             Properties                                              8
 Item 3.             Legal Proceedings                                       9
 Item 4.             Submission of Matters to a Vote of Security Holders    10
 Supplemental Item   Executive Officers of the Registrant                   11

Part II
 Item 5.             Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    13
 Item 6.             Selected Financial Data                                14
 Item 7.             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    15
 Item 8.             Financial Statements and Supplementary Data            20
 Item 9.             Changes in and Disagreements with Accountants on
                     Accounting and Financial Condition                     50

Part III
 Item 10.            Directors and Executive Officers of the Registrant     51
 Item 11.            Executive Compensation                                 51
 Item 12.            Security Ownership of Certain Beneficial Owners and
                     Management                                             51
 Item 13.            Certain Relationships and Related Transactions         51

Part IV
 Item 14.            Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                            52
 Signature Page      Signatures of Registrant's Directors                   55

                                     PART I

ITEM 1. BUSINESS

      Foremost Corporation of America (the "Company") is a holding company which, through its subsidiaries, provides property and casualty insurance primarily for mobile homes and recreational vehicles. The Company believes that in 1996 it was the leading writer of mobile home property and casualty insurance in the United States. The Company also writes private passenger automobile and homeowners insurance.

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

      During 1996, the Company's business was divided into two principal business segments: property and casualty insurance and life insurance.

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

      Through its P&C subsidiaries, the Company writes mobile home and recreational vehicle property and casualty insurance which may include, among other things, coverages for (i) comprehensive physical damage, including wind, flood and earthquake, (ii) fire and other stated physical damage to personal effects, (iii) theft of personal effects, (iv) comprehensive personal liability (similar to that provided under typical homeowners' policies), (v) physical damage to adjacent structures, (vi) vendor's single interest, which insures the lienholder in finance transactions against conversion, embezzlement or secretion of the mobile home by the retail purchaser and against an otherwise uninsured collision involving the mobile home, and (vii) collision coverage either on full term or "trip" (30-day) basis. The Company also writes dwelling fire, homeowners and automobile insurance. Foremost Insurance historically wrote commercial property and casualty insurance for mobile home dealers and parks. However, the Company curtailed its writings of these commercial coverages since 1990. The Company plans to further limit commercial insurance products during 1997, except it will continue to write only open lot coverages for mobile home dealers. During 1996, the Company discontinued writing collateral protection insurance, which assists a lender by tracking insurance coverage on mobile home loans and ensuring continuity of such coverage. Foremost Property and Casualty Insurance Company primarily writes mobile home property and casualty insurance on a direct response basis pursuant to the Company's exclusive endorsement by the American Association of Retired Persons ("AARP"). In addition, the Company writes automobile and homeowners' property and casualty insurance in limited markets. The Company's American Federation Insurance Company subsidiary writes automobile, recreational vehicle and mobile home property and casualty insurance generally for members of mobile home and recreational vehicle owners associations based upon endorsements by such associations.

      The term of the Company's property and casualty policies ranges from one to seven years. However, most of the Company's policies are annual policies.

      The Company's property and casualty insurance operations cover all states and the District of Columbia, although not all forms of recreational vehicle coverages are sold in all jurisdictions. The following table presents the amounts and percentages of premium written by the Company's property and casualty insurance operations in the ten leading states during 1996:

          STATE                    DOLLARS              % OF TOTAL PREMIUM
-----------------------    -----------------------    -----------------------
Texas                            72,623,424                    17.4
Florida                          43,575,216                    10.4
California                       41,297,686                     9.9
Michigan                         17,561,869                     4.2
Washington                       15,601,636                     3.7
Georgia                          14,719,133                     3.5
South Carolina                   14,613,431                     3.5
Pennsylvania                     12,874,800                     3.1
North Carolina                   12,869,953                     3.1
Alabama                          11,451,503                     2.7
                           -----------------------    -----------------------
   TOTAL                        257,188,651                    61.5

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

LIFE INSURANCE

      The Company had historically written group life and health insurance for employee groups in select markets. The Company wrote this business through its life insurance subsidiary, Foremost Life Insurance Company.

      As part of the Company's strategy to divest operations outside property and casualty insurance lines, on June 11, 1996, the Company sold its wholly owned subsidiary Foremost Life Insurance Company ("Foremost Life") to Woodmen Accident and Life Company of Lincoln, Nebraska ("Woodmen"). Under the terms of the transaction, Woodmen acquired all of the issued and outstanding capital stock of Foremost Life. A Form 8-K Current Report was filed with the Securities and Exchange Commission on June 11, 1996 reporting this transaction.

OTHER OPERATIONS

Secondary Market Financial Services-

      In August of 1982, Foremost Financial Services Corporation ("FFSC") developed a Manufactured Housing Pass-Through program. FFSC issued certificates which are privately placed with institutional investors, evidencing undivided interests in pools of manufactured housing retail installment obligations ("Contracts"). FFSC is contractually obligated to the certificate holders for servicing of the Contracts. The certificates do not represent an interest in or obligation of FFSC, however, FFSC is obligated, in the event of delinquencies or deficiencies in payments on the Contracts, to advance cash obligations to the extent such advances are reimbursable under the primary insurance policies or the pool insurance policy. Each Contract is covered by a primary policy of private credit insurance written by Foremost Insurance, which also wrote the pool credit insurance policies. Under these secondary market programs, FFSC is currently the Master Servicer of approximately 4,900 contracts with principal balances aggregating approximately $32 million.

Insurance Agencies-

      The Company has several Company-owned insurance agencies: Foremost Affiliated Insurance Services, Inc., Foremost Home Brokers, Inc., Foremost Express Agency, Inc., Western Star Underwriters, Inc., Pacific Way Insurance Agency, Inc., Frontier Insurance Agency, Inc., Corvette General Agency, Inc., Sunrise Insurance Agency, Inc., Sunrise Insurance Agency of Arizona, Inc., Sunrise Insurance Agency of Texas, Inc., and Knight Agency, Inc. These agencies generate commission income by selling the Company's specialty insurance products to selected markets.

MARKETING

      The Company's primary marketing strategy has been to provide insurance products through four distribution channels: general and independent insurance agents (agency); mobile home and recreational vehicle dealer agents (point-of-sale); agents affiliated with lenders to the mobile home and recreational vehicle markets (lender); and direct contact with insureds (direct response).

Agency Channel-

      The Company writes insurance through numerous independent and a select group of general agents. These agents, many of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company. Under the Company's agency agreement, each agent is authorized to sell and bind insurance policies in accordance with procedures specified in the agency agreement and to collect and remit premiums. The Company's marketing force focuses on developing and maintaining relationships in this channel. The Company also owns a number of captive agencies which operate like an independent agency, except that they generally only sell the Company's insurance products.

Point-of-Sale Channel-

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

Lender Channel-

      The Company markets its products and services through a number of agencies affiliated with financial institutions which participate in the mobile home and recreational vehicle markets. These financial institutions include commercial banks, thrift institutions, general agents producing through sub-agent lenders, finance companies and mortgage bankers.

Direct Response Channel-

      The Company utilizes a direct response mail and telemarketing operation to sell its property and casualty policies to insureds in cases where the Company owns the renewal rights to policy expirations. The Company also utilizes its direct response operation for the offering of mobile home, recreational vehicle, auto and homeowners insurance to other insureds. In December of 1989, the Company entered into a multi-year agreement with the AARP (the "AARP Agreement") pursuant to which the AARP has granted the Company the exclusive right to offer its mobile home insurance to AARP members. The AARP Agreement runs for a term of ten years and provides for early termination under certain circumstances, including the unilateral right of the AARP to terminate the AARP Agreement in the event of a change in control of the Company (as defined in the AARP Agreement). The Company markets its AARP mobile home policies exclusively on a direct response basis and the Company owns the renewal rights to the AARP policies.

      On June 7, 1996, the Company entered into a multi-year agreement with First USA Federal Savings Bank ("FUSA") pursuant to which FUSA has granted the Company the exclusive right to offer automobile and homeowners insurance to FUSA customers, including its credit card customers. FUSA is the nations fourth largest issuer of credit cards. The agreement with FUSA runs for a term of seven years. The Company markets the policies to FUSA customers on a direct response basis and, at year end 1996, the insurance was available to FUSA customers in Michigan and Nevada. The Company intends to add other states and expects that such insurance eventually will be available in most states.

TRADEMARKS

      The Company owns several trademarks, including "Foremost", and the "interlocking F" which it believes are important in marketing its products and services. Although the registration of "Foremost" will expire on July 29, 2006, and the "interlocking F" on October 13, 2007, further renewals for periods of 20 years are available under Federal trademark laws.

UNDERWRITING

      The objective of the Company's underwriting and ratemaking strategy is to achieve underwriting profits as well as to generate investable assets. Each of the Company's P&C subsidiaries designs its own coverages and sets its own rates for its policies; however, the Company's P&C subsidiaries incorporate some of the standard coverages and rates developed by ratemaking bureaus. Each prospective policy is underwritten and rated based upon a combination of factors which include, in the case of mobile homes, type of mobile home, location and other risk characteristics. Through this practice the Company seeks to write policies only for those risks which meet its underwriting criteria.

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

      The significant increase in catastrophe events since 1989 requires that the Company manage its risk concentrations, especially in areas prone to hurricane, flood and earthquake. Over the last several years the Company has implemented various restrictions on new business writings in some areas and has also implemented non-renewals of policies in certain coastal areas running from Maine to Texas on the Atlantic Ocean and the Gulf of Mexico (including Florida) and California on the West Coast, to limit the Company's exposure to these catastrophes.

CLAIMS

      Approximately 97% of the Company's claims are handled by its own staff of claim adjusters and the remainder by independent adjusters. Independent claim adjusters are primarily used by the Company to assist in handling claims in areas where insurance volume does not warrant the maintenance of a staff adjuster and for certain non-mobile home related claims. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent the Company. In view of the Company's commitment to mobile home and recreational vehicle property and casualty insurance, the Company conducts training programs for its adjusters on mobile home and recreational vehicle construction and the settlement of mobile home and recreational vehicle claims. The Company believes that the extensive use of its own trained claims adjustment staff as opposed to independent adjusters permits it to more expeditiously settle claims and limit underwriting losses and loss adjustment expenses.

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

LIMITS OF INSURANCE COVERAGE AND REINSURANCE

      The Company offers property coverage based on the actual cash value, or replacement cost, of the risk, depending on the coverage form written. The Company's published limits of liability for mobile home physical damage varies by state, with the highest limit being $150,000 for the state of California, with the countrywide average mobile home insured at approximately $20,000. Personal effects coverage is written at a percentage of the dwelling amount, usually 20-75%, depending on the coverage form written. The Company's published limits on liability coverage range from $25,000 to $500,000 per liability occurrence for mobile homes, and vary with other products depending on the needs and qualification of the policyholders. The Company reinsures 100% of any single liability which exceeds $500,000.

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

      The Company's property and casualty subsidiaries maintain reinsurance protection for catastrophes which indemnify the Company for aggregate catastrophe loss in excess of the Company's retention up to the reinsurance treaty limits. The aggregate reinsurance treaty is also subject to certain deductibles. The Company's property and casualty subsidiaries also maintain single occurrence catastrophe reinsurance for certain counties in the state of Florida and the entire state of New Jersey, which indemnifies the Company for the major part of each single incurred loss in excess of the Company's retention up to the reinsurance treaty limits. The Company reviews its catastrophe retention and reinsurance coverage limits annually.

      The Company monitors the financial condition of the reinsurers and attempts to place its coverage only with substantial, financially sound carriers. Due to fluctuations in capacity in the reinsurance market, there can be no assurance that the Company's reinsurance agreements will be continued on current terms.

GOVERNMENT REGULATION

      The Company's insurance subsidiaries are subject to regulation and supervision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries are licensed to transact insurance business. Such regulation and supervision relates to, among other things, capital and surplus requirements, solvency standards, payments of dividends to stockholders, licensing to permit the transaction of business, licensing of agents, policy form and rate regulation, deposits of securities, methods of computing reserves and investment standards and diversification. Such subsidiaries are also required to file detailed annual and other reports with the regulatory agencies in each of the states in which they do business and their business and accounts are subject to examination at any time by such agencies. Under insurance statutes and procedures established by the National Association of Insurance Commissioners, the Company's insurance subsidiaries are examined periodically by one or more of the supervisory agencies on behalf of states in which these subsidiaries do business for both financial condition and market conduct practices. The last financial examination of the Company's property and casualty, and life insurance subsidiaries was completed in 1996 which examination covered the period from January 1, 1993 through December 31, 1995, except Foremost County Mutual Insurance Company which was examined in 1996 for the period from July 1, 1994 through December 31, 1995; American Federation Insurance Company which was examined in 1996 for the three-year period ending December 31, 1994 and Foremost Property and Casualty Insurance Company which was examined in 1996 for the period January 1, 1989 through December 31, 1995.

      The insurance laws of most states generally provide that all property and casualty insurance companies which do business in their state must belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring solvent property and casualty insurance companies to pay certain insurance claims of insolvent insurers. The rules of such guaranty associations assess insurers in order to pay these claims proportionately to such insurer's share of voluntary premiums written in the given state. While most guaranty associations do provide a procedure for recoupment of assessments through rate increases, rate surcharges or premium tax credits, there is no assurance that insurers recover these assessments and the time value of money becomes a cost to the insurer assessed. The Company's share of these assessments are not expected to have a material impact on the business of the Company's property and casualty insurance subsidiaries.

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

      As the Company has implemented steps to reduce its exposure to catastrophes in catastrophe prone areas, it has encountered some resistance to non-renewal actions from insurance regulators of the states of Florida and New Jersey. However, the Company currently believes that it will be able to continue its efforts to manage catastrophe exposures, but with some delays and compromises imposed by state insurance regulators.

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

      The federal government also has the power to regulate the business of insurance in the event the various states fail to regulate such business. Except in a few limited areas, the federal government has not exercised its power. The United States Congress has considered the issue of federal regulation of certain aspects of the insurance industry and it is possible that it may adopt federal legislation in the future.

COMPETITION

      All lines of business in which the Company engages are competitive. Large national companies account for much of the competition, although the types of insurance coverages sold by the Company are usually a relatively small portion of those companies' businesses. Other companies specialize in these types of insurance coverages and compete directly with the Company, primarily in limited geographical areas. The Company's competition also includes other stock and mutual companies, many of which are larger and have greater resources than the Company, but which do not specialize in the Company's principal lines of business. The Company competes primarily on the basis of value although some of the Company's competitors use price competition with respect to both premium rates and commission rates offered to producers.

RAW MATERIALS

      No raw materials are essential to the business of the Company.

SEASONALITY

      Seasonality does not have a material effect upon the Company's business.

WORKING CAPITAL

      The Company maintains liquid assets in excess of an amount needed to pay its current operating expenses and claims.

DEPENDENCY UPON SINGLE CUSTOMER

      No single customer of the Company accounted for 10% or more of the Company's consolidated revenues in 1996, 1995 and 1994 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.

BACKLOG

      Backlog is not applicable to the business of the Company.

GOVERNMENT CONTRACTS

      The Company does not have any material contracts with the Government.

RESEARCH ACTIVITIES

      Research and development costs did not represent a material portion of the Company's operating expenses during 1996, 1995 and 1994.

ENVIRONMENTAL REGULATIONS

      Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse affect on the Company's expenditures or earnings.

EMPLOYEES

      The Company and its subsidiaries employed approximately 1,077 persons as of December 31, 1996. The Company presently considers its employee relations to be good.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

      Financial information by business segment for the five years ended December 31, 1996 appears in Note 13 to the Consolidated Financial Statements included in Item 8. below.

ITEM 2. PROPERTIES

      During 1988, the Company purchased a 587 acre parcel of land in Caledonia Township (southeast of Grand Rapids, Michigan) and constructed a 260,000 square foot corporate headquarters building on part of this property. Approximately 36 acres of this parcel currently is used for the corporate headquarters and the balance of the parcel is held as investment property. The Company also leases several facilities in Cascade Township near Grand Rapids, Michigan for an additional 75,000 square feet of office, distribution, printing and warehouse space. The Company has other short-term leasehold interests in real property used for its claim service offices and captive agencies throughout the country.

ITEM 3. LEGAL PROCEEDINGS

      The Company and its subsidiaries are routinely engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as the proceedings described below, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for the following claims is not determinable at December 31, 1996, except as discussed below.

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

      In June 1995, a Bullock County, Alabama jury in connection with the Alabama Litigation, awarded two policyholders $12,500 in compensatory damages and $15 million in punitive damages against the Company. In March 1997, the Supreme Court of Alabama reduced the punitive damage element of this award to $348,000, and the compensatory damages were reduced to approximately $3,300. The Company has made provision for the satisfaction of this reduced jury award in its 1996 financial statements.

      In February 1996, a Lowndes County, Alabama jury in connection with the Alabama Litigation, awarded two policyholders $26,000 in compensatory damages and $3.25 million in punitive damages. The punitive damage element of the Lowndes County jury award was reduced by the trial court judge to $1.5 million. In July 1996, a second Bullock County, Alabama jury awarded a policyholder $100,000 in compensatory damages and $6.623 million in punitive damages. The second Bullock County case had been remanded by the Alabama Supreme Court to the new Bullock County Circuit Judge to conduct a post-trial hearing on the excessiveness of the damage award. The Company believes that each of the Alabama Litigation awards, including the amount of the trial court's remittitur, are erroneous and is vigorously pursuing appeals of the judgments to the Alabama Supreme Court. Although the outcome of the appeals is uncertain, for each appeal the Company seeks to have a judgment entered in its favor notwithstanding the jury verdict, a new trial, or, at a minimum, a reduction of all or part of the punitive damages. The Company believes, due to its understanding of Alabama law and the facts and circumstances of each case, and recent decisions by the United States Supreme Court overturning Alabama punitive damages awards on federal constitutional grounds, that all appeals will result, at a minimum, in a reduction in the punitive damages awards entered by the trial courts.

      In February 1997, the Company agreed to a settlement of more than 30 of the individual cases in the Alabama Litigation, including the Bullock County jury award of July 1996 and the Lowndes County jury award of February 1996, for $2 million. The settlement is subject to the entry of orders from the Alabama Circuit Courts providing that, with respect to all claims or theories alleged in the cases settled, the portion of the settlement amount allocated to punitive damages is sufficient to both fully punish the Company and to deter others from engaging in similar activities. The Company believes that such orders will be granted and has made provision for this settlement in its 1996 financial statements.

      Last year, the Company sought a settlement of consolidated Alabama state class actions against the Company and other defendants that had been removed to the United States District Court for the Northern District of Alabama. The Company had proposed to contribute approximately $3.65 million into a settlement fund. The Company did not conclude that settlement and withdrew its proposal when the federal court was unwilling to approve the conditions of the settlement requested by the Company.

      In February 1997, the Company reached a settlement in principle in an Alabama class action related to the Alabama Litigation filed in Bullock County, Alabama. The settlement agreement is subject to court approval. The Company believes this settlement will be approved by the court and estimates the cost will be $1.8 million. The Company is pursuing this settlement to resolve further claims against the Company except for claims by persons who affirmatively "opt out" of the settlement class. The Company is not seeking specific allocation of the settlement between punitive and compensatory damages in this case. The Company has made provision for this proposed settlement in its 1996 financial statements.

      In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against the Company for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contracts. The Company believes the verdict was erroneous and is currently pursuing post-judgment motions in the trial court for judgment notwithstanding the jury verdict, a new trial, and remittitur. The Company believes that both the compensatory and punitive awards are excessive and that if appeal becomes necessary, the appeal will result, at a minimum, in reduction of such awards. The Company has not accounted for the damages in its financial statements because the amount of the loss cannot be reasonably estimated.

      In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints seek unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. The Company joined with the other defendants in removing this case to the United States District Court for the Eastern District of Wisconsin, where motions are pending to dismiss all claims and decertify the conditional class. The Company believes that the EX PARTE conditional certification of the class by the Wisconsin state court was erroneous and that the plaintiffs' claims lack merit. The Illinois case has been dismissed by the trial court judge, and plaintiffs are now pursuing motions for reconsideration. The Florida action has been stayed. The Company is vigorously defending all of these cases and believes that none has merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

      In August 1996, a plaintiff brought a state class action in Texas state court against the Company alleging misrepresentations in connection with the sale of the Company's recreational vehicle and mobile home insurance products in Texas. The complaint seeks unspecified compensatory and punitive damages. The Company is vigorously defending the case both as to the plaintiff's demand for class certification and on the merits of the claims. The Company has not established a specific reserve for this action, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM. - EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company. The information concerning executive officers who are not directors has been omitted from the registrant's Proxy Statement for the May 8, 1997 Annual Meeting of Stockholders pursuant to Instruction 3 of Regulation S-K Item 401(b).

Richard L. Antonini
Age: 54
Officer Since: 1972

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

Kenneth C. Haines
Age: 37
Officer Since: 1994

     Mr. Haines was elected to the office of Controller of the Company on September 1, 1994 from the position of Assistant Controller. Mr. Haines has been employed by Foremost Insurance Company, a subsidiary of the Company, since September 1986.

John J. Hannigan
Age: 49
Officer Since: 1987

     Mr. Hannigan was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Hannigan joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1983 and was elected to the position of Executive Vice President of that Company in 1986.

David A. Heatherly
Age: 46
Officer Since: 1987

     Mr. Heatherly was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Heatherly joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1984 and was elected to the position of Executive Vice President of that Company in 1986.

Larry J. Orange
Age: 55
Officer Since: 1987

      Mr. Orange was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Orange has been employed by Foremost Insurance Company, a subsidiary of the Company, since 1969 and as a Vice President since 1980. Mr. Orange is also President of Foremost Financial Service Corporation. Mr. Orange was elected Director of the Company in 1993.

F. Robert Woudstra
Age: 51
Officer Since: 1983

     Mr. Woudstra was elected to the office of Executive Vice President of the Company on March 1, 1987 and has been Treasurer since June 29, 1983. Mr. Woudstra has been treasurer of Foremost Insurance Company, a subsidiary of the Company for more than the past five years. Mr. Woudstra was elected Director of the Company in 1988.

Paul D. Yared
Age: 47
Officer Since: 1982

     Mr. Yared was elected to the office of Senior Vice President of the Company on December 10, 1992 and has been the Company's Secretary and General Counsel since January 1, 1986. Mr. Yared has been employed as a Corporate Attorney for the Company and its subsidiaries since 1974. On December 28, 1984 Mr. Yared was elected Secretary of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                          PRICE RANGE OF COMMON STOCK

      The Company's common stock has been listed on the New York Stock Exchange since April 17, 1996 under the symbol "FOM". Prior to April 17, 1996, the Company's common stock was traded on the Nasdaq Stock Market under the symbol "FCOA". The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by the New York Stock Exchange or the Nasdaq Stock Market, as applicable.

1996                                                          High         Low
----                                                        -------      -------
First Quarter...........................................    $60.500     $50.750
Second Quarter .........................................     58.125      52.000
Third Quarter ..........................................     57.125      54.125
Fourth Quarter .........................................     60.000      54.000

1995                                                          High         Low
----                                                        -------      -------
First Quarter ..........................................    $38.500     $35.250
Second Quarter .........................................     42.000      36.750
Third Quarter...........................................     44.250      38.000
Fourth Quarter .........................................     52.750      50.750

     The number of stockholders of record of the common stock was approximately 1,192 on March 1, 1997.

                                    DIVIDENDS

     The Company has paid regular cash dividends on its common stock each year since 1978. During 1988, the Company paid its stockholders an extraordinary dividend of $6.50 per share from the proceeds of the sale of its private mortgage insurance subsidiaries. From 1988 through 1996 the Company paid a regular quarterly dividend of $.27 per share of common stock, an annualized rate of $1.08 per share. On February 1, 1997, the Company declared its First Quarter dividend of $.27 per share. The Company expects to continue to pay dividends but its ability to pay future dividends will necessarily depend upon its earnings and financial condition.

     The Company's principal source of funds for the payment of dividends on its common stock is dividend income from its insurance subsidiaries, including Foremost Insurance Company. The ability of these insurance subsidiaries to pay dividends to the Company is governed by applicable insurance laws. The information in Note 11 of the Consolidated Financial Statements, included at
Item 8. below, explains the current state regulatory requirements that may restrict the ability of the Company's insurance subsidiaries to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA
Consolidated Financial Information       1996         1995         1994        1993         1992
------------------------------------ -----------  -----------  -----------  -----------  -----------
 (All dollar amounts, except share
    data and ratios, in thousands)
Insurance premium written and
  assumed - continuing operations .. $   421,100  $   426,988  $   416,244  $   397,750  $   401,087
Net insurance premium earned -
  continuing operations ............ $   427,565  $   426,282  $   409,929  $   399,640  $   388,542
Total income - continuing operations $   461,126  $   457,453  $   440,126  $   433,070  $   436,812
Net income - continuing operations . $    23,168  $    43,238  $    27,436  $    30,048  $    23,100
Net income ......................... $    23,529  $    45,325  $    29,697  $    32,240  $    24,126
Net income per share - continuing
  operations ....................... $      2.35  $      4.23  $      2.59  $      2.80  $      2.16
Net income per share ............... $      2.39  $      4.43  $      2.80  $      3.01  $      2.25
Total assets ....................... $   721,578  $   746,052  $   703,751  $   725,253  $   697,576
Invested assets - continuing
  operations - at cost ............. $   470,324  $   472,745  $   433,373  $   445,808  $   424,309
Invested assets - continuing
  operations - at market ........... $   494,775  $   494,346  $   428,724  $   466,888  $   411,573
Short-term debt outstanding ........ $     2,434  $     4,199  $     9,981  $     7,795  $     7,627
Long-term debt outstanding ......... $    92,417  $    95,048  $    97,425  $   105,568  $   113,509
Shareholders' equity ............... $   231,422  $   244,197  $   206,626  $   213,122  $   185,007
Shareholders' equity per share ..... $     24.20  $     24.33  $     19.93  $     19.88  $     17.26
Return on beginning shareholders'
 equity - continuing operations ....         9.5%        20.9%        12.9%        16.2%        14.2%
Return on beginning shareholders'
 equity ............................         9.6%        21.9%        13.9%        17.4%        14.8%
Average shares outstanding .........   9,864,643   10,221,799   10,603,584   10,719,851   10,716,827
Shares outstanding at year end .....   9,562,324   10,034,780   10,365,996   10,721,143   10,717,083
Dividends paid per share ........... $      1.08  $      1.08  $      1.08  $      1.08  $      1.08
Price range - high ................. $    60 1/2  $    52 3/4  $    37 1/2  $    37 3/4  $    33 1/4
Price range - low .................. $    50 3/4  $    35 1/4  $    30 1/4  $    31 1/4  $    19 3/4
Price/earnings ratio ...............       21-25         8-12        11-13        10-13         9-15
Number of shareholders .............       1,202        1,272        1,338        1,381        1,490
Number of employees ................       1,077        1,015        1,008        1,093        1,117

Property and Casualty Information:
Statutory policyholders' surplus ... $   201,320  $   200,458  $   181,269  $   176,245  $   162,458
Ratio of net premiums written to
 statutory policyholders' surplus ..         2.1          2.1          2.1          2.1          2.3
Ratio of loss and loss expense
 reserves to statutory
 policyholders' surplus ............         0.5          0.5          0.5          0.6          0.7
Combined loss and expense
 ratio-GAAP basis ..................        98.7%        91.1%        96.3%        95.9%        98.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following section provides a narrative discussion about the Company's results of operation and financial condition. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto presented in Item 8. of this Form 10-K.

RESULTS OF OPERATIONS

Written Premium

      Written premium for the property and casualty segment was $421.1 million in 1996, which represents a decrease of 1.4% over the $427 million written in 1995. The 1995 writings were 3% greater than the $416.2 million written in 1994, while 1994's total was up 5% from the previous year. Within the property and casualty segment, combined written premium for mobile home, motorhome, and travel trailer lines was down 1% in 1996 to $397.0 million following increases of 3% in 1995 and 6% in 1994 when written premium in these lines was $401.4 million and $391.2 million, respectively. The growth in the Company's core lines of mobile home and recreational vehicle insurance has been suppressed in 1996 by its catastrophe exposure management program, which has reduced the Company's coastal exposure to hurricanes from Maine to Texas and its earthquake exposure in California.

     The Company will continue to pursue profitable opportunities in the mobile home and recreational vehicle product lines. During the second quarter of 1996, the Company signed a long term agreement with a subsidiary of First USA, Inc. to offer primarily private passenger automobile and homeowners insurance on an exclusive basis directly to customers of First USA Federal Savings Bank. The Company believes that this agreement provides the Company favorable growth opportunities in the future. Also, the exclusive endorsement of the Company by the AARP to offer mobile home insurance on an exclusive basis to its members has continued to produce favorable results.

Underwriting Results and Loss Reserves

     The combined loss and expense ratio for the Company's property and casualty insurance operations was 98.7% in 1996 compared to 91.1% in 1995 and 96.3% in 1994. The underwriting profit from these operations was $5.5 million in 1996, $38.2 million in 1995, and $15.4 million in 1994. The Company's continual emphasis on rate adequacy, disciplined underwriting, catastrophe exposure management, and strategic expense reduction programs, have contributed to the Company's positive underwriting results over the last three years.

     The property and casualty results were impacted by record levels of catastrophe losses, which amounted to, net of reinsurance, $69.7 million in 1996, $51.9 million in 1995, and $62.7 million in 1994. The record catastrophe losses in 1996 resulted from significant storms in the northwest and northeast portions of the country during the first and fourth quarters. These storms created massive damage in Oregon, Washington, Pennsylvania, and New York. Hurricane Fran also struck North Carolina in the third quarter of 1996. During 1995, hurricanes Opal and Erin along with spring and winter storms in California, Oregon, and Washington, contributed to the third worst catastrophe year in the Company's history. The previous record level of catastrophe losses occurred in 1994 and was primarily due to the January Northridge earthquake in California, intense storms in Georgia and Texas, and the east coast winter storms in the first quarter.

      Management continually monitors its exposure to catastrophic risk and has taken aggressive action in coastal areas and earthquake prone areas to reduce the Company's risk to hurricane and earthquake losses. In 1995, the Company implemented a coastal strategy which eliminated approximately 24,000 policies in the coastal counties from Maine to Texas. This coastal strategy plan was substantially completed by June 30, 1996. Management has pursued the reduction of the Company's earthquake exposure by non-renewing 21,000 policies in California with units greater than $50,000 in value. Attrition has also contributed to the reduction of earthquake exposure, pushing the total policy decline in California to approximately 50,000 fewer policies. Since July 1, 1995, the Company's California policies only provide earthquake coverage on an optional basis, which will continue to reduce exposure to catastrophic loss due to earthquakes.

      Expense reduction actions taken to control acquisition costs and general and administrative expenses have helped reduce the Company's expense ratio for the last eight years. Excluding the $4 million accrued in 1996 for contingent settlement agreements in the Alabama Litigation, the expense ratio has declined by 9.5 points from 1988 to 1996. Management is committed to controlling expenses by closely monitoring various expense categories and developing programs to continuously improve the results. As the Company is positioned for growth, the challenge for management will be to continue the disciplined spending practices it has developed.

      The Company considers that the effects of inflation are unlikely to be a significant factor in the results of operations given the relatively short term nature of premiums receivable and expected loss payments from reserves for losses and loss expenses. The anticipated effect of inflation is implicitly considered when estimating reserves for losses and loss expenses, product pricing and investment decisions.

    The Company engages an outside actuarial firm to attest to the adequacy of its carried property and casualty reserves. This actuarial firm has rendered their opinion for the year ended December 31, 1996, and they attest to the adequacy of the Company's held reserves. The Company is committed to maintaining adequate loss reserves and places a high priority on balance sheet integrity.

      The Company discontinued writing private credit insurance in 1985, and established a reserve to cover anticipated losses from the run-off of that product. The Company's experience with the run off of this business has been positive and the Company accordingly reduced the reserve by $650,000 in 1996, $2.7 million in 1995, and $2.4 million in 1994. These reductions are not reflected in the underwriting results of the insurance operations, but are a component of the parent company and other operational results. Management believes that the aggregate reserves for this discontinued product are adequate at December 31, 1996, but will continue to review and adjust them as needed.

Sale of Life Insurance Subsidiary

      As part of the Company's strategy to divest operations outside of the property and casualty insurance lines, on June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company of Lincoln, Nebraska. The sale yielded net after-tax proceeds of $17.4 million and the Company incurred an after-tax loss of $698,000 as a result of the sale. The majority of the net proceeds were utilized to repurchase the Company's stock under the previously announced stock buy-back program approved by the Board of Directors. The financial results of the life insurance segment and the sale are reflected in the consolidated financial statements as discontinued operations.

CAPITAL STRUCTURE

      At December 31, 1996, the Company's capital structure consisted of 9,562,324 common shares outstanding.

      In 1995, the Company negotiated and entered into a credit agreement under which its lenders committed to provide a seven year non-amortizing $50 million term loan and a five year $40 million revolving credit facility. At year end 1996, $50 million remained outstanding on the term loan, and $8 million was outstanding on the revolving credit facility.

      During 1995, the Company entered into interest rate swap agreements to effectively fix the interest rate at 7.15% on the $58 million outstanding under the new credit agreement. The swaps will expire on August 31, 2000. The interest rate swaps are non-amortizing. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

LIQUIDITY

Cash Flow

      In the years 1994 through 1996, the Company and its subsidiaries generated positive cash flow of $110.9 million from operations, and paid back $18.5 million on long-term borrowings. The Company paid $33.2 million in dividends during the same period and repurchased $57.8 million of its common stock.

      The Company closely monitors its cash from operations, short-term investments and marketable securities to maintain adequate balances for the timely payments of claims and other operating expenses. The Company expects continuing positive cash flow from operations. Additionally, the investment portfolios of the Company's insurance operations have been structured to provide liquidity for operations. The portfolios are structured so that $30 to $40 million of investments mature every year, and are available for reinvestment or use in operations, as required. The insurance products written by the Company's insurance subsidiaries are primarily property coverages which result in rapid claims payments. For proper asset/liability matching, the average maturity of investments is between five and six years. The Company believes that its liquid assets plus cash flow from operations will be adequate to meet foreseeable cash requirements.

      In February 1994, the Company's Board of Directors approved a stock buy back program of up to 1 million shares, which was raised to 2 million shares by subsequent Board approval of 500,000 share increments in March and December of 1996. Since the inception of this buy-back plan, the Company has purchased 1,281,980 shares at an average price of $45.09 per share. During 1996, buy-backs amounted to 582,373 shares at an average price of $55.14 per share. The Company will continue to evaluate the purchase of its common stock from excess cash flow generated from operations.

      The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.

Investments

      After-tax investment income from continuing operations was $21.7 million in 1996, an increase of 1% over 1995. After-tax investment income in 1995 was $21.5 million, an increase of 7% over 1994 which was $20 million and represented a 1% decrease from 1993. The relatively flat results for 1996 were primarily due to the impact of catastrophe loss payments and common stock buy-backs on the Company's cash flow and investable asset base. The increase in 1995 is the product of positive cash flow generated from the strong underwriting performance during the year. The decline in 1994 was the result of the impact of lower interest rates on new investments made due to calls and maturities of higher yielding securities. Total invested assets on a cost basis decreased by 6% in 1996 after expanding by over 7% in 1995 and slightly declining in 1994. The major reason for the decline in 1996 was the sale of Foremost Life Insurance Company and subsequent use of the proceeds to repurchase the Company's common stock.

      The strong financial results over the last five years has given management the reassurance that the Company's surplus is adequately protected and provides them the confidence to take a longer term, total return view of investments. During 1996 and as opportunities become available in 1997, the Company has and intends to continue the strategy of increasing its asset allocation to total return investments. These investments consist of common and preferred stock as well as lower-rated bonds and other assets that achieve equity-like returns over a market cycle. The Company intends to continue its program of investing the proceeds from the sale and/or payoffs of real estate and mortgage loans in equity securities as opportunities arise.

      At December 31, 1996 the Company held securities in its investment portfolio which were either unrated or less than investment grade, high-yield corporate debt securities, including certain preferred stocks and limited partnerships. These securities had a cost basis of $32.2 million, with an aggregate market value of $34.6 million and none of them individually exceeded $5.3 million. These securities have different risks than other investment grade securities. Risk of loss upon default by the borrower is greater with these investments than with other corporate or governmental debt securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. The issuers of these securities usually have high levels of indebtedness and are more sensitive to adverse economic conditions, than are investment grade issuers.

      The remaining three real estate properties which were foreclosed upon in 1991 totaling $3.8 million have been sold or disposed of during 1996 without any adjustments to their carrying values. No significant adjustments were made to the carrying values of these foreclosed assets during 1996, 1995, and 1994. The Company has no further foreclosed real estate, nor are any of its real estate related securities in default at December 31, 1996.

      In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified a portion of its fixed maturity investments and its equity securities into a category entitled "securities available for sale" which are adjusted to reflect market value. Due to the restrictive definition of assets qualifying to be categorized as held to maturity, most of the Company's fixed investment securities are considered to be available for sale, and are therefore adjusted to reflect market values. Unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity net of applicable tax provisions or credits. The net unrealized gain or loss on securities available for sale was an unrealized gain of $16.4 million at December 31, 1996, an unrealized gain of $13.8 million at December 31, 1995 and an unrealized loss of $3.4 million at December 31, 1994. Although the Company has the general intent and ability to hold most of its fixed maturities to maturity, sales may be made from this category due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations. Since the Company does not purchase fixed maturity investments with a view to resale, the "available for sale" classification does not denote a trading account.

      At December 31, 1996, the Company had $35.9 million of its consolidated assets in cash and other short-term investments compared to $47.9 million at December 31, 1995 and $16 million at December 31, 1994.

INCOME TAXES

      In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company has recognized certain tax assets whose realization depends upon generating future taxable income. The Company believes that it can realize these tax assets through the generation of future taxable income and other tax planning strategies. There are no tax credit or capital loss carryforwards as of December 31, 1996.

LITIGATION

      The Company and its subsidiaries are routinely engaged in litigation as plaintiff and defendant in the normal course of business. The 1996 financial statements include an accrual by the Company of $4 million in connection with two contingent settlement agreements reached in the Alabama Litigation. Further liability, if any, of the Company and its subsidiaries regarding these proceedings is not determinable at December 31, 1996. In the opinion of management, all of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results.

      Specific discussion of the Company's litigation matters is included in
Part I, Item 3.

RECENT ACCOUNTING PRONOUNCEMENTS

      As required, the Company adopted and incorporated into its Consolidated Financial Statements for the year ended December 31, 1996, the following two FASB Statements: Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation". In connection with FASB Statement No. 123, the Company will continue to apply APB Opinion 25 and has included pro forma footnote disclosure of the impact of the new expense recognition standards in the notes to the financial statements. Neither of these pronouncements had a significant impact on the Company's financial statements for 1996.

      During 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards based on a financial-components approach that focuses on control. This Statement is effective for fiscal years beginning after December 31, 1996 and is not anticipated to have a material impact on the Company upon adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND SUPPLEMENTARY FINANCIAL DATA

                                                                       PAGE NO.

Financial Statements:

   Consolidated Balance Sheets at December 31, 1996 and 1995              21

   Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                     22

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                     23

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                     24

   Property and Casualty Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                     25

   Parent Company and Other Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994                               25

   Notes to Consolidated Financial Statements                            26-48

Independent Accountants' Report                                           49

Supplementary Data - Results by Quarter                                   50

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity ....................  $   2,342   $   7,131
  Securities available for sale:
   Fixed maturities ....................................    339,860     348,753
   Equity securities ...................................     93,485      65,574
  Mortgage loans and land contracts on real estate .....     12,222      12,527
  Investment real estate (net of $1,600 and $1,350
   accumulated depreciation) ...........................     15,169      19,140
  Short-term investments ...............................     30,746      39,955
                                                          ---------   ---------
   Total investments ...................................    493,824     493,080
 Cash ..................................................      5,141       4,975
 Accrued investment income .............................      5,565       5,875
 Premiums receivable (net of $75 and $94 allowance
  for uncollectible accounts) ..........................     68,076      70,629
 Due from reinsurance companies ........................     21,416      23,341
 Other receivables (net of $20 allowance for
  uncollectible accounts, respectively) ................      5,125       7,360
 Prepaid policy acquisition costs ......................     70,231      72,560
 Prepaid reinsurance premiums ..........................      1,056          62
 Real estate and equipment .............................     34,439      36,035
 Other assets ..........................................     16,705      13,644
 Net assets of discontinued operations .................       --        18,491
                                                          ---------   ---------
  Total assets .........................................  $ 721,578   $ 746,052
                                                          =========   =========
Liabilities:
 Unearned premium ......................................  $ 241,313   $ 248,953
 Insurance losses and loss adjustment expenses .........     93,420      93,771
 Accounts payable and accrued expenses .................     34,053      35,728
 Notes and other obligations payable ...................     94,851      99,247
 Income taxes ..........................................     11,456      11,260
 Other liabilities .....................................     15,063      12,896
                                                          ---------   ---------
  Total liabilities ....................................    490,156     501,855
                                                          ---------   ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ....................................     14,000      14,000
 Additional paid-in capital ............................    138,852     139,344
 Unrealized appreciation of securities available
  for sale, net of applicable taxes ....................     16,423      13,802
 Retained earnings .....................................    196,818     183,944
 Restricted stock - deferred compensation ..............         (4)         (5)
                                                          ---------   ---------
  Total ................................................    366,089     351,085
 Treasury stock at cost, 4,437,676 and 3,965,220 shares    (134,667)   (106,888)
                                                          ---------   ---------
  Total shareholders' equity ...........................    231,422     244,197
                                                          ---------   ---------
  Total liabilities and shareholders' equity ...........  $ 721,578   $ 746,052
                                                          =========   =========

-----------------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                            1996       1995       1994
                                                ---------  ---------  ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned ........ $ 427,565  $ 426,282  $ 409,929
  Net investment income .......................    27,116     27,308     24,740
  Realized gains ..............................     3,098        480        627
  Other .......................................     3,347      3,383      4,830
                                                ---------  ---------  ---------
    Total income ..............................   461,126    457,453    440,126
                                                ---------  ---------  ---------
Expense:

  Insurance losses and loss expenses ..........   276,175    244,081    249,533
  Amortization of prepaid policy
    acquisition costs .........................   122,795    125,115    125,066
  Operating ...................................    25,101     18,183     20,842
  Interest ....................................     8,191      9,711      9,048
                                                ---------  ---------  ---------
    Total expense .............................   432,262    397,090    404,489
                                                ---------  ---------  ---------
      Income before taxes .....................    28,864     60,363     35,637
Income tax provision ..........................    (5,696)   (17,125)    (8,201)
                                                ---------  ---------  ---------
  Net income - continuing operations ..........    23,168     43,238     27,436
Net income - discontinued operations ..........       361      2,087      2,261
                                                ---------  ---------  ---------
  Net income .................................. $  23,529  $  45,325  $  29,697
                                                =========  =========  =========


Per share of common stock:

  Net income - continuing operations .......... $    2.35  $    4.23  $    2.59
  Net income - discontinued operations ........      0.04       0.20       0.21
                                                ---------  ---------  ---------
    Net income ................................ $    2.39  $    4.43  $    2.80
                                                =========  =========  =========

-----------------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
  SHAREHOLDERS' EQUITY

                                                             Unrealized                 Restricted
                                               Additional   Appreciation                  Stock-                        Total
                                      Common    Paid-in    (Depreciation)   Retained     Deferred      Treasury     Shareholders'
                                      Stock     Capital    of Securities    Earnings   Compensation     Stock          Equity
                                    ---------  ----------  --------------  ----------  ------------  -----------   -------------
(In thousands except share data)
Balances - January 1, 1994          $  14,000  $  139,381  $      10,080   $  131,434  $        (64) $   (81,709)  $     213,122
Net income ........................                                            29,697                                     29,697
Unrealized depreciation of
  securities available for sale,
  net of tax ......................                              (13,445)                                                (13,445)
Amortization of deferred
  compensation in
  connection with
  restricted stock plan ...........                                                              52                           52
Restricted stock issued for
  135 shares from treasury ........                    (1)                                       (4)           5               -
Purchase of 355,282
  treasury shares .................                                                                      (11,340)        (11,340)
Cash dividends - $1.08 per share ..                                           (11,460)                                   (11,460)
Balances-                           ---------  ----------  --------------  ----------  ------------  -----------   -------------
  December 31, 1994 ...............    14,000     139,380          (3,365)    149,671           (16)     (93,044)        206,626
Net income ........................                                            45,325                                     45,325
Unrealized appreciation of
  securities available for sale,
  net of tax ......................                                17,167                                                 17,167
Amortization of deferred
  compensation in
  connection with
  restricted stock plan ...........                                                              16                           16
Issued 10,962 shares of common
  from treasury in connection
  with LTIP and Director's
  Stock Plan ......................                   (26)                                                   424             398
Stock options exercised for
  2,000 shares from treasury ......                   (10)                                                    78              68
Restricted stock issued for
  147 shares from treasury ........                                                              (5)           5               -
Purchase of 344,325
  treasury shares .................                                                                      (14,351)        (14,351)
Cash dividends - $1.08 per share ..                                           (11,052)                                   (11,052)
Balances-                           ---------  ----------  --------------  ----------  ------------  -----------   -------------
  December 31, 1995 ...............    14,000     139,344          13,802     183,944            (5)    (106,888)        244,197
Net income ........................                                            23,529                                     23,529
Unrealized appreciation of
  securities available for sale,
  net of tax ......................                                 2,621                                                  2,621
Amortization of deferred
  compensation in
  connection with
  restricted stock plan ...........                                                               5                            5
Issued 8,955 shares of common
  from treasury in connection
  with LTIP and Director's
  Stock Plan ......................                   102                                                    325             427
Stock options exercised for
  100,890 shares from treasury ....                  (595)                                                 4,005           3,410
Restricted stock issued for
  72 shares from treasury .........                     1                                        (4)           3               -
Purchase of 582,373
  treasury shares .................                                                                      (32,112)        (32,112)
Cash dividends - $1.08 per share ..                                           (10,655)                                   (10,655)
Balances-                           ---------  ----------  --------------  ----------  ------------  -----------   -------------
  December 31, 1996 ............... $  14,000  $  138,852  $       16,423  $  196,818  $         (4) $  (134,667)  $     231,422
                                    =========  ==========  ==============  ==========  ============  ===========   =============

-----------------
See accompanying notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                            1996       1995       1994
(In thousands)                                  ---------  ---------  ---------
Operating Activities:
 Net income from continuing operations ........ $  23,168  $  43,238  $  27,436
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in:
    Unearned premium ..........................    (7,640)      (901)     5,446
    Insurance losses and loss
      adjustment expenses .....................      (351)     3,049    (13,819)
    Prepaid policy acquisition costs ..........     2,329       (175)     3,219
    Premiums receivable .......................     2,553     (2,695)    (1,812)
    Other receivables .........................     3,166     24,049    (16,489)
    Accrued investment income .................       310        134        584
    Accounts payable and accrued expenses .....    (1,675)     1,567      5,288
    Income tax liability ......................     2,353       (486)     1,411
    Provision for private credit
     insurance loss reserves ..................       193     (1,381)      (169)
    Other - net ...............................    (2,448)     4,589     (1,010)
   Provision for depreciation and amortization.     2,108      2,460      2,864
   Amortization of fixed maturities ...........     1,061      1,725      3,392
   Deferred income taxes ......................    (2,639)      (364)     1,509
   Net realized gains and losses ..............    (3,098)      (479)      (627)
                                                ---------  ---------  ---------
    Net cash from operating activities ........    19,390     74,330     17,223
                                                ---------  ---------  ---------
Investing Activities:
 Purchases of securities and loans made .......  (128,857)  (170,811)  (138,600)
 Purchases of real estate and equipment .......      (495)      (189)    (3,275)
 Sales of securities ..........................    77,882    106,010     99,663
 Maturities of securities and receipts
  from repayments of loans ....................    46,761     54,022     49,097
 Sales of real estate and equipment ...........     4,023      2,312      4,799
 Net proceeds from sale of subsidiary .........    17,437       --         --
 (Increase) decrease in short-term investments.     9,022    (31,104)    (1,263)
                                                ---------  ---------  ---------
  Net cash from (for) investing activities ....    25,773    (39,760)    10,421
                                                ---------  ---------  ---------
Financing Activities:
 Repayments of long-term debt .................    (2,396)    (8,159)    (7,957)
 Acquisition of treasury shares ...............   (32,111)   (14,351)   (11,340)
 Dividends paid ...............................   (10,655)   (11,052)   (11,460)
 Increase (decrease)in short-term debt ........    (2,000)      --        2,000
 Receipts from exercise of stock options ......     2,165         68       --
                                                ---------  ---------  ---------
  Net cash for financing activities ...........   (44,997)   (33,494)   (28,757)
                                                ---------  ---------  ---------
          Cash increase (decrease) ............       166      1,076     (1,113)
Cash at beginning of year .....................     4,975      3,899      5,012
                                                ---------  ---------  ---------
          Cash at end of year ................. $   5,141  $   4,975  $   3,899
                                                =========  =========  =========

---------------------
See accompanying notes to consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE
STATEMENTS OF INCOME

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Premium written and assumed ................. $ 421,100   $ 426,988   $ 416,244
Less reinsurance ceded ......................     1,147       1,542         723
                                              ---------   ---------   ---------
  Net premium written ....................... $ 419,953   $ 425,446   $ 415,521
                                              =========   =========   =========
Premium earned .............................. $ 427,565   $ 426,282   $ 409,929
                                              ---------   ---------   ---------
Insurance losses and loss expenses ..........   276,175     244,081     249,533
Amortization of prepaid policy
  acquisition costs .........................   122,860     125,266     125,241
Operating expenses ..........................    23,072      18,724      19,783
                                              ---------   ---------   ---------
  Total losses and expenses .................   422,107     388,071     394,557
                                              ---------   ---------   ---------
    Underwriting income .....................     5,458      38,211      15,372
Investment and other income, less expenses ..    26,838      27,472      24,545
Realized gains ..............................     3,198         480         572
                                              ---------   ---------   ---------
  Income before taxes .......................    35,494      66,163      40,489
Income tax provision ........................    (8,300)    (19,315)     (9,953)
                                              ---------   ---------   ---------
  Net income ................................ $  27,194   $  46,848   $  30,536
                                              =========   =========   =========
PARENT COMPANY AND OTHER
STATEMENTS OF OPERATIONS
(Excluding equity in income of
  consolidated subsidiaries)

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Income:
  Financial service fees and interest ....... $     764   $   2,061   $   2,871
  Commissions ...............................       587         503       2,197
  Other income ..............................     9,013       7,626       7,385
  Realized gains (losses) ...................      (100)       --            55
                                              ---------   ---------   ---------
      Total income ..........................    10,264      10,190      12,508
                                              ---------   ---------   ---------
Expense:
  Operating .................................     9,025       6,616       8,661
  Interest ..................................     7,869       9,374       8,699
                                              ---------   ---------   ---------
      Total expense .........................    16,894      15,990      17,360
                                              ---------   ---------   ---------
  Loss before taxes .........................    (6,630)     (5,800)     (4,852)
Income tax credit ...........................     2,604       2,190       1,752
                                              ---------   ---------   ---------
  Net loss .................................. $  (4,026)  $  (3,610)  $  (3,100)
                                              =========   =========   =========

-----------------
See accompanying notes to consolidated financial statements.

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

Insurance Companies

      The Company's property and casualty insurance subsidiaries are included in the accompanying financial statements in accordance with generally accepted accounting principles for insurance companies. These principles are summarized as follows:

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

Significant Estimates

      The most significant estimates in the Company's balance sheet are the determination of prepaid policy acquisition costs and the reserve for insurance losses and loss adjustment expenses. Management's best estimate of prepaid policy acquisition costs is based on historical studies and assumptions made regarding costs incurred. Management's best estimate of insurance losses and loss adjustment expenses is based on past loss experience and consideration of current claim trends as well as prevailing social, economic and legal conditions. Although management's estimates currently are not expected to change in the foreseeable future, the costs the Company will ultimately incur could differ from the amounts assumed will be incurred based on the assumptions made.

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

      Investment real estate consists primarily of land and buildings held for development and sale. Investment real estate is carried at cost less applicable accumulated depreciation. Investment real estate acquired through foreclosure is carried at the lower of cost or market. Depreciation expense on investment real estate was $249,000, $232,000 and $319,000 for 1996, 1995 and 1994,
respectively.

      Short-term investments are reported at cost, which approximates market.

      Realized investment gains and losses, based on specific identification of securities sold, are reported separately, on a pretax basis, as part of total income.

Reinsurance

      The Company carries reinsurance coverages primarily to protect itself against catastrophic losses, but also to limit losses on individual claims for benefit payments and certain other risks.

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

      The Company considers its catastrophe reinsurance costs to be an additional loss cost. Ceded reinsurance premiums, losses and commissions for these coverages are combined and presented in the insurance losses and loss expenses line. All non-catastrophe reinsurance amounts are reflected in their respective line items in the accompanying Consolidated Statements of Income. References to reinsurance ceded in the segment Statements of Income are for non-catastrophe reinsurance only.

Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate market or fair value:

      Assets-
            Investment Securities
                  Quoted market prices for specific instruments owned, or for similar securities, are used to determine market value.

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

      Liabilities-
            Mortgage Note
                  The present value of future cash flows and the prepayment
            penalty are used to determine estimated fair value. The rate used was based on quoted market prices for similar issues.

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

      The fair values for all other assets and liabilities are reported at their carrying amounts which represents market value.

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

Advertising

      The Company expenses the costs of advertising as incurred. Advertising expense was $3,375,000 in 1996, $2,021,000 in 1995 and $1,617,000 in 1994.

Supplemental Cash Flow Information

      The Company does not consider any of its assets cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

      Interest paid was $8,177,000 in 1996, $9,089,000 in 1995 and $8,499,000 in
1994.

      Income taxes paid were $12,900,000, $21,557,000 and $7,650,000 for 1996,
1995, and 1994, respectively.

      In 1994, the Company sold three buildings for $6.8 million for which the Company provided mortgage financing on approximately 56% of the purchase price, at an interest rate of 8%.

Income Per Share

      Income per share amounts are computed based on the weighted average number of common shares outstanding during each year, including equivalents. There were average shares outstanding of 9,865,000 in 1996, 10,222,000 in 1995 and 10,604,000 in 1994.

Credit Risk

      The Company performs ongoing risk and credit evaluations of its agents and insureds. Insurance is written throughout the United States with concentration in the southern and southwestern states.

      The Company primarily utilizes the services of one banking institution for its cash depository accounts. The Company performs risk and credit evaluations of this institution on a routine basis.

Reclassifications

      Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to those classifications used in 1996.

NOTE 2 - INVESTMENTS

      The amortized cost and estimated market values of investments in financial instruments held by the Company are as follows:

                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized   Market
December 31, 1996                       Cost      Gains      Losses     Value
                                     ---------- ---------- ---------- ---------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions .........  $   2,342  $      59  $     (60) $   2,341
                                     ---------  ---------  ---------  ---------
    Total fixed maturities held
     to maturity ..................      2,342         59        (60)     2,341
                                     ---------  ---------  ---------  ---------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S. .......
    government agencies ...........     68,148      1,695        (33)    69,810
   Obligations of states and
    political subdivisions ........    229,375      8,311       (259)   237,427
   Foreign governments ............       --         --         --         --
   Corporate securities ...........     29,612        927        (95)    30,444
   Mortgage-backed securities .....       --         --         --         --
                                     ---------  ---------  ---------  ---------
    Total bonds ...................    327,135     10,933       (387)   337,681
  Redeemable preferred stocks .....      2,187         13        (21)     2,179
                                     ---------  ---------  ---------  ---------
   Total fixed maturities
    available for sale ............    329,322     10,946       (408)   339,860
                                     ---------  ---------  ---------  ---------
 Equity securities:
  Common stocks ...................     49,357     14,998     (1,813)    62,542
  Preferred stocks ................     29,401      2,096       (554)    30,943
                                     ---------  ---------  ---------  ---------
   Total equity securities
    available for sale ............     78,758     17,094     (2,367)    93,485
                                     ---------  ---------  ---------  ---------
Mortgage loans and land contracts .     12,222        952       --       13,174
Short-term investments ............     30,746       --         --       30,746
                                     ---------  ---------  ---------  ---------
 Total financial assets ...........  $ 453,390  $  29,051  $  (2,835) $ 479,606
                                     =========  =========  =========  =========











                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized   Market
December 31, 1995                       Cost      Gains      Losses     Value
                                     ---------  ---------  ---------  ---------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions .........  $   7,131  $     163  $     (83) $   7,211
                                     ---------  ---------  ---------  ---------
    Total fixed maturities held
     to maturity ..................      7,131        163        (83)     7,211
                                     ---------  ---------  ---------  ---------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S. .......
    government agencies ...........    115,999      5,292       --      121,291
   Obligations of states and
    political subdivisions ........    178,723      9,271        (36)   187,958
   Foreign governments ............        860          4       --          864
   Corporate securities ...........     27,415        565        (88)    27,892
   Mortgage-backed securities .....      5,681        134       --        5,815
                                     ---------  ---------  ---------  ---------
    Total bonds ...................    328,678     15,266       (124)   343,820
  Redeemable preferred stocks .....      4,842         91       --        4,933
                                     ---------  ---------  ---------  ---------
   Total fixed maturities
    available for sale ............    333,520     15,357       (124)   348,753
                                     ---------  ---------  ---------  ---------
 Equity securities:
  Common stocks ...................     45,811      6,409     (1,416)    50,804
  Preferred stocks ................     14,661        528       (419)    14,770
                                     ---------  ---------  ---------  ---------
   Total equity securities
    available for sale ............     60,472      6,937     (1,835)    65,574
                                     ---------  ---------  ---------  ---------
Mortgage loans and land contracts .     12,527      1,186       --       13,713
Short-term investments ............     39,955       --         --       39,955
                                     ---------  ---------  ---------  ---------
 Total financial assets ...........  $ 453,605  $  23,643  $  (2,042) $ 475,206
                                     =========  =========  =========  =========

      The amortized cost and market values of fixed maturities are shown below by contractual maturity. Actual maturities will differ from contractual maturities because securities may be called or prepaid with or without prepayment penalties.

                                        Held to Maturity    Available for Sale
                                       -------------------  -------------------
                                       Amortized   Market   Amortized   Market
December 31, 1996                        Cost      Value      Cost      Value
                                       --------- ---------  --------- ---------
(In thousands)
Due to mature (years):
 One or less ......................... $     200 $     208  $  32,947 $  33,292
 After one through five ..............       254       254    106,802   109,267
 After five through ten ..............       501       535    144,832   151,947
 After ten ...........................     1,387     1,344     42,554    43,175
                                       --------- ---------  --------- ---------
  Total ..............................     2,342     2,341    327,135   337,681
Mortgage-backed securities ...........      --        --         --        --
Redeemable preferred stocks ..........      --        --        2,187     2,179
                                       --------- ---------  --------- ---------
 Total fixed maturities .............. $   2,342 $   2,341  $ 329,322 $ 339,860
                                       ========= =========  ========= =========

      The change in unrealized gains and losses on fixed maturity and equity security investments is summarized as follows:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Fixed maturities ............................ $  (4,776)  $  18,289   $ (17,786)
Equity securities ...........................     9,625       6,712      (2,262)
                                              ---------   ---------   ---------
 Combined ................................... $   4,849   $  25,001   $ (20,048)
                                              =========   =========   =========


      To conform with statutory requirements, bonds and certificates of deposit in principal amounts totaling $12,950,000 were on deposit with various regulatory agencies at December 31, 1996.

      The mortgage loans and land contracts are primarily the result of financing sales associated with the development of an office park, an industrial park and a condominium development by the Company. At December 31, 1996, 99% of the mortgage loans and land contracts were categorized as commercial, and 1% as residential. Investment real estate consists primarily of vacant land for a future office park and real estate acquired through foreclosure on mortgage loans totaling $.5 million. The majority of mortgage loans, land contracts and investment real estate is concentrated in Michigan.

      Pretax investment income by source is summarized as follows:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Fixed maturities ............................ $  22,914   $  23,437   $  21,115
Equity securities ...........................     4,059       2,908       3,033
Mortgage loans and real estate ..............       552          36         683
Short-term investments ......................     1,630       2,282         912
                                              ---------   ---------   ---------
 Total ......................................    29,155      28,663      25,743
Investment expense ..........................     2,039       1,355       1,003
                                              ---------   ---------   ---------
 Net investment income ...................... $  27,116   $  27,308   $  24,740
                                              =========   =========   =========


      Realized gains and losses are summarized as follows:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Fixed maturities ............................ $     256   $  (1,475)  $    (759)
Equity securities ...........................     2,765       2,013       1,464
Real estate .................................        77         (58)        (78)
                                              ---------   ---------   ---------
  Net gain .................................. $   3,098   $     480   $     627
                                              =========   =========   =========

      Proceeds from sales of investments in fixed maturities totaled $49,488,000 in 1996, $66,544,000 in 1995 and $42,417,000 in 1994. Gross gains of $893,000,
$708,000 and $947,000 and gross losses of $499,000, $1,209,000 and $1,405,000 were realized on those sales in 1996, 1995 and 1994, respectively.

NOTE 3 - PREPAID POLICY ACQUISITION COSTS

      Acquisition costs are recognized on all premium written by the Company. Such costs are amortized over policy terms which are principally annual, but which range up to seven years. Policy acquisition costs deferred and amortized are as follows:

                                                             1996        1995
                                                          ---------   ---------
(In thousands)
Balance at January 1, ..................................  $  72,560   $  72,385
                                                          ---------   ---------
Policy acquisition costs incurred:

 Commission and brokerage ..............................     73,766      75,552
 General and administrative ............................     36,397      35,823
 Taxes, licenses and fees ..............................     10,310      10,849
 Reinsurance cost (recoveries) .........................         (7)      3,066
                                                          ---------   ---------
  Total ................................................    120,466     125,290
                                                          ---------   ---------
Charged to expense .....................................   (122,795)   (125,115)
                                                          ---------   ---------
 Balance at December 31, ...............................  $  70,231   $  72,560
                                                          =========   =========

NOTE 4 - REAL ESTATE AND EQUIPMENT

      Real estate and equipment utilized by the Company is summarized as follows:

December 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands)
Owned land and buildings ...............................  $  43,733   $  43,475
Equipment and other ....................................      3,016       3,016
                                                          ---------   ---------
 Total cost ............................................     46,749      46,491
Less accumulated depreciation ..........................     12,310      10,456
                                                          ---------   ---------
 Real estate and equipment - net .......................  $  34,439   $  36,035
                                                          =========   =========

      Depreciation expense on real estate and equipment utilized by the Company was $1,854,000 in 1996, $2,212,000 in 1995 and $2,493,000 in 1994.

NOTE 5 - LIABILITY FOR INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES

      The incurred and paid activity in the liability for insurance losses and loss adjustment expenses is as follows:

                                                             1996        1995
                                                          ---------   ---------
(In thousands)
Balance at January 1, ..................................  $  93,771   $  90,722
 Less reinsurance recoverables .........................      2,409       3,158
                                                          ---------   ---------
  Net balance January 1, ...............................     91,362      87,564
                                                          ---------   ---------
Incurred related to:
 Current year ..........................................    277,298     241,323
 Prior years ...........................................     (1,123)      2,758
                                                          ---------   ---------
  Total incurred .......................................    276,175     244,081
                                                          ---------   ---------
Paid related to:
 Current year ..........................................    223,518     189,736
 Prior years ...........................................     51,349      50,547
                                                          ---------   ---------
  Total paid ...........................................    274,867     240,283
                                                          ---------   ---------
   Net balance at December 31, .........................     92,670      91,362
Plus reinsurance recoverables ..........................        750       2,409
                                                          ---------   ---------
 Balance at December 31, ...............................  $  93,420   $  93,771
                                                          =========   =========

NOTE 6 - NOTES AND OTHER OBLIGATIONS PAYABLE

      Notes and other obligations payable consist of the following:

December 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands)
Current portion of long-term notes payable .............  $   2,272   $   4,061
Current portion of capital lease obligations ...........        162         138
                                                          ---------   ---------
 Total short-term debt .................................      2,434       4,199
                                                          ---------   ---------
Long-term notes payable ................................     89,882      92,351
Obligations under capitalized leases ...................      2,535       2,697
                                                          ---------   ---------
 Total long-term debt ..................................     92,417      95,048
                                                          ---------   ---------
  Total ................................................  $  94,851   $  99,247
                                                          =========   =========

      Notes payable consist primarily of an unsecured credit agreement with a group of banks and a loan secured by a mortgage on the Company's corporate headquarters building. An unsecured credit agreement was entered into in April 1995 which provides for a revolving credit facility not to exceed $40 million and a term loan of $56 million, which reduced to $50 million on August 31, 1995. The credit agreement expires in April 2002. At December 31, 1996, the term loan had a balance of $50 million, the revolving credit facility had a balance of $8 million and the building mortgage had a balance of $34.2 million. In addition to the remaining $32 million available under the revolving credit facility, the Company has several uncommitted money market lines of credit with various banks, all of which may not exceed $10 million at any one time.

      The credit agreement and mortgage loan agreement subject the Company to certain restrictions and covenants related to, among others: the payment of dividends; minimum net worth levels; the sale, lease, transfer or other disposal of properties and assets other than in the ordinary course of business; new indebtedness; the assumption or creation of liens; and maintenance of certain ratios. The mortgage loan contains a covenant limiting the amount of stock repurchases. The Company has exceeded the limit and has requested a waiver of that covenant. The Company expects the waiver to be granted, however, should the waiver not be granted, the lender could declare the loan in default, at which time the Company would refinance the loan.

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

      Maturities of long-term debt for each of the five years succeeding December 31, 1996 are as follows:

Year Ending December 31:
(In thousands)
1997 ...................................................                $ 2,434
1998 ...................................................                  2,903
1999 ...................................................                  3,205
2000 ...................................................                 11,537
2001 ...................................................                  3,917
Thereafter .............................................                 70,855
                                                                        -------
 Total .................................................                $94,851
                                                                        =======

      The fair value of financial liabilities and off-balance-sheet financial instruments are as follows:

December 31,                                  1996                 1995
                                       -------------------  -------------------
                                        Net Book    Fair     Net Book   Fair
                                         Value      Value     Value     Value
                                       ---------- --------  --------- ---------
(In thousands)
Financial liabilities:
 Mortgage note ....................... $  34,154 $  39,266  $  36,412 $  43,582
 Variable notes ......................    58,000    58,000     60,000    60,000
                                       --------- ---------  --------- ---------
  Total financial liabilities ........ $  92,154 $  97,266  $  96,412 $ 103,582
                                       ========= =========  ========= =========
Off-balance sheet financial
  instruments:
    Interest rate swap agreements ....        $- $    (626)        $- $  (2,371)
                                       ========= =========  ========= =========

NOTE 7 - INCOME TAXES

      The Company files a consolidated tax return with its subsidiaries, including its life insurance subsidiary, which was sold in 1996. For tax purposes, $10.5 million had been accumulated over the years by the life insurance subsidiary in a memorandum policyholders' surplus account and became taxable upon its sale. The resulting $3.7 million of tax has been charged against the gain on the sale and included in net income from discontinued operations in 1996.

      The provisions (credits) for income taxes in the Consolidated Statements of Income are made up of the following components:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Current federal income tax expense .......... $   8,335   $  17,489   $   6,692
Deferred federal income tax expense .........    (2,639)       (364)      1,509
                                              ---------   ---------   ---------
 Income tax provision ....................... $   5,696   $  17,125   $   8,201
                                              =========   =========   =========

      Deferred tax liabilities (assets) are composed of the following:

December 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands)
Policy acquisition costs related to
 unearned premium ......................................  $  26,730   $  27,470
Unrealized gains on securities .........................      8,843       7,117
Excess tax over book basis of fixed assets .............      1,911       1,605
Windstorm pool recovery ................................        680       1,327
Other ..................................................        793       1,105
                                                          ---------   ---------
 Gross deferred tax liabilities ........................     38,957      38,624
                                                          ---------   ---------
Unearned premium adjustments ...........................    (16,867)    (17,496)
Difference between book and tax reserves ...............     (4,078)     (4,491)
Deferred compensation ..................................     (2,740)     (2,601)
Post-retirement benefit accruals .......................       (811)       (629)
Alabama litigation accrual .............................     (1,452)       (595)
Other ..................................................     (2,187)     (1,076)
                                                          ---------   ---------
 Gross deferred tax assets .............................    (28,135)    (26,888)
                                                          ---------   ---------
  Net deferred tax liability ...........................  $  10,822   $  11,736
                                                          =========   =========

      In addition to the Company's net deferred tax liability, the liability for income taxes includes a current tax liability (recovery) of $634,000 and $(476,000) at December 31, 1996 and 1995, respectively.

      A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                      % of Pre-tax Income
                                              ---------------------------------
Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
Federal statutory tax rate ..................      35.0%       35.0%       35.0%
Increase (reduction) in income taxes
 relating to:
  Tax-exempt municipal bond interest ........     -11.7%       -5.5%       -9.6%
  Dividends received deduction ..............      -2.4%       -0.7%       -1.6%
  Tax credits and other .....................      -1.2%       -0.4%       -0.8%
                                              ---------   ---------   ---------
   Effective tax rate .......................      19.7%       28.4%       23.0%
                                              =========   =========   =========

NOTE 8 - REINSURANCE

      The Company was party to both proportional and non-proportional reinsurance agreements in 1996.

      Due from reinsurance companies balances are primarily premium amounts due from unconsolidated insurance affiliates for business assumed, and loss recoverables from a major U.S. reinsurance company. Assumed reinsurance is predominantly from unconsolidated affiliates.

      The following amounts summarize the effect of reinsurance on the Company's financial statements:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Direct:
 Written premiums ........................... $ 353,421   $ 358,933   $ 351,449
 Earned premiums ............................   361,004     360,750     347,996
 Insurance losses and loss expenses .........   234,115     201,453     224,303
Assumed:
 Written premiums ...........................    67,678      68,055      64,795
 Earned premiums ............................    67,741      67,119      62,733
 Insurance losses and loss expenses .........    25,911      27,348      33,449
Ceded - Catastrophe:
 Written premiums ...........................    17,198       6,075      38,047
 Earned premiums ............................    16,171      16,149      32,720
 Insurance losses and loss expenses .........        98          84      38,035
Ceded - Non-Catastrophe:
 Written premiums ...........................     1,147       1,542         723
 Earned premiums ............................     1,180       1,587         800
 Insurance losses and loss expenses .........       664       1,348        (629)

NOTE 9- EMPLOYEE BENEFIT PLANS

Money Purchase Pension Plan

      The Company provides a Money Purchase Pension Plan for all employees with one or more years of service. Under the Money Purchase Pension Plan, the Company is required to make annual contributions equal to 6% of the eligible compensation of all eligible plan participants.

Profit-Sharing Retirement and Savings Plan

      The Company also provides a Profit-Sharing Retirement and Savings Plan for all employees with one or more years of service. Under this plan the Company can make discretionary profit-sharing contributions as a percentage of eligible compensation. In 1996 and 1995, contributions equal to 5% of eligible compensation of all eligible employees were made by the Company. The savings feature of the plan is a 401(k) plan that allows for voluntary contributions by employees and provides a 50% Company-paid match of the employee's contribution, limited to 2% of the employee's eligible income.

Retirement Supplement Plan

      The Company provides a Retirement Supplement Plan for certain key employees which provides monthly lifetime payments or lump sum payments upon retirement or disability, and lump sum payments to beneficiaries upon death. The retirement benefit is based on a percentage of the participant's final average earnings, less the participant's Money Purchase Pension Plan and Profit Sharing Plan benefits (excluding 401(k) plan benefits). The retirement benefits expected to be paid total $4,431,000 and are being amortized over the participants' anticipated employment with the Company, which range from 4 to 15 years. Life insurance contracts have been purchased to fund the retirement benefits. Key employees would receive their entire retirement benefit in the event of a change in control of the Company and their subsequent termination. The maximum contingent liability as of December 31, 1996 relating to the change in control provision is approximately $6,035,000.

Deferred Compensation Plan

      The Company has a non-qualified Deferred Compensation Plan for the benefit of certain key employees. The plan allows for the participants to defer a percentage of their base salary and incentive payments, and provides a declared rate of return on an annual basis. The Company purchases life insurance contracts on plan participants to fund the plan.

Long-Term Incentive Plan

      The Company has a Long-Term Incentive Plan (LTIP) which provides awards to certain key employees based on the Company's return on shareholders' equity over three year periods. The LTIP was amended in December 1994 and approved by the shareholders for 70% of the awards to be paid in the Company's common stock. The awards are fully vested upon issuance; however, the stock is restricted to resale for three years from the date of the award. There were 8,413 shares and 9,804 shares issued under the plan for 1996 and 1995, respectively.

 Stock Option Plan

      The Company has a non-qualified stock option plan which authorizes the granting of options on 650,000 shares of the Company's common stock to certain key employees. During 1995, the Company's Board of Directors authorized, and the shareholders' approved, an additional 400,000 shares of the Company's common stock for future grants under the plan, making the total authorized under the plan 1,050,000. The options, granted at market value, vest at either 33.3% or 25% per year over a three or four year period, with a maximum term of 10 years.

      The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                      1996                   1995
                                   ----------             ----------
Dividend / Share                     $1.08                  $1.08
Expected Volatility                   26.9%                  27.4%
Risk-free Interest Rate                6.5%                   6.9%
Expected Lives                       8 yrs.                 8 yrs.

      Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1996                   1995
                                  -----------            -----------
Net Income
     As reported                  $23,529,000            $45,325,000
     Pro forma                    $23,065,000            $45,036,000
Earnings per share
     As reported                        $2.39                  $4.43
     Pro forma                          $2.34                  $4.41

      The following is a summary of the Company's stock option transactions during 1996 and 1995:

                                             1996                  1995
                                     --------------------  --------------------
                                                Weighted-             Weighted-
                                                 Average               Average
                                                Exercise              Exercise
                                       Shares     Price      Shares     Price
                                     ---------  ---------  ---------  ---------
Outstanding at January 1, ..........   800,086  $      28    628,586  $      26
  Granted ..........................    39,100  $      55    173,500  $      38
  Exercised ........................   100,890  $      21      2,000  $      34
  Forfeited ........................       125  $      33       --           $-
                                     ---------  ---------  ---------  ---------
    Outstanding at December 31, ....   738,171  $      31    800,086  $      28
                                     =========  =========  =========  =========

Options exercisable at December 31,.   578,238  $      28    582,899  $      26
                                     =========  =========  =========  =========
Weighted-average fair value of
  options granted during the year ............... $ 20.11               $ 12.62
                                                  =======               =======

      The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                Options Outstanding                        Options Exercisable
------------------------------------------------------  ------------------------
                                 Weighted
                                 Average     Weighted                  Weighted
    Range of       Number       Remaining    Average      Number       Average
    Exercise     Outstanding   Contractual   Exercise   Outstanding    Exercise
     Price       at 12/31/96      Life        Price     at 12/31/96     Price
--------------- ------------  ------------  ----------  ------------  ---------
$18.25 - $21.00      255,475     4.6 years  $       20       255,475  $      20
$30.25 - $33.25      116,596     1.8 years  $       32       114,221  $      32
$34.24 - $38.00      327,000     5.4 years  $       36       208,542  $      35
$55.00                39,100     9.8 years  $       55          --    $      --
                ------------  ------------  ----------  ------------  ---------
$18.25 - $55.00      738,171     4.8 years  $       31       578,238  $      28
                ============  ============  ==========  ============  =========

Restricted Stock Plan

      The Company also has a restricted stock plan under which certain key employees were issued 64,814 shares of the Company's common stock in 1988, representing all of the shares available under the plan. The shares are registered in the name of the participant, who has all the rights of a shareholder, subject to restrictions as to transfer until they vest. Compensation expense is recorded over the periods in which they vest. The unamortized market value of the shares awarded is shown separately in shareholders' equity. As of December 31, 1996, 63,126 were vested, 72 shares were issued and non-vested and 1,616 shares remained unissued from forfeitures.

      In 1995, the Company adopted and the shareholders' approved a restricted stock plan for the Company's Directors. Under the plan, the Company's Directors may elect to receive shares of the Company's common stock in lieu of their annual retainer fees. The shares are issued at market value and are registered in the name of the participant, who has all the rights of a shareholder, subject to restrictions as to transfer until they vest. Vesting occurs upon the completion of the Director's term. Up to 20,000 shares may be issued under the plan. In 1996 and 1995, 542 shares and 1,158 shares were issued, respectively.

      The cost of the aforementioned benefit plans, excluding post-retirement benefits, for 1996, 1995 and 1994 was $3,696,000, $4,339,000 and $4,307,000,
respectively.

Post-Retirement Benefit Plan

      The Company maintains a defined benefit post-retirement plan for substantially all employees which provides certain health care, dental and life insurance benefits. Eligibility and benefits are based on age and years of service for the health care and dental benefits, which also require contributions from retirees under certain circumstances. The life insurance benefits are non-contributory and are calculated as a percentage of the employee's base annual compensation in the year of retirement. The benefit is reduced at age 70 to an ultimate benefit of $5,000. SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," requires companies to accrue post-retirement benefits during the employees' working years rather than expensing on a cash basis. The Company does not prefund its post-retirement benefit plan and has elected to amortize the transition obligation over a 20 year period.

      The plan's funded status reconciled with the amounts included in other liabilities in the Company's Consolidated Balance Sheets is as follows:

December 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands)
Accumulated post-retirement benefit obligation:
 Retirees ..............................................  $   1,283   $   1,559
 Fully eligible active plan participants ...............      1,049         773
 Other active plan participants ........................      3,128       2,842
                                                          ---------   ---------
  Total ................................................      5,460       5,174
Plan assets ............................................       --          --
                                                          ---------   ---------
Accumulated post-retirement benefit obligation
 in excess of plan assets ..............................      5,460       5,174
Unrecognized:
 Transition obligation .................................      4,332       4,602
 Actuarial (gain) loss .................................     (1,188)     (1,226)
                                                          ---------   ---------
  Accrued post-retirement benefit liability ............  $   2,316   $   1,798
                                                          =========   =========

      Net periodic post-retirement benefit costs included the following components:

Year Ended December 31,                          1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Service cost ................................ $     341   $     274   $     259
Interest on accumulated post-retirement
 obligation .................................       405         391         438
Amortization of:
  Transition obligation .....................       271         271         271
  Actuarial (gain)/loss .....................       (42)        (48)       --
                                              ---------   ---------   ---------
 Total costs ................................ $     975   $     888   $     968
                                              =========   =========   =========

      The health care trend rate assumed was 7.5% for 1996, decreasing .25% per year to 6% in 2002 and thereafter. The dental trend rate was 6% per year. The rate of compensation increase regarding life insurance benefits was 5%. A 1% increase in the health care trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by $157,000 and the net periodic benefit cost for the year then ended by $22,000.

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

      The following is a schedule of future minimum lease payments under cancelable and noncancelable operating leases for each of the five years succeeding December 31, 1996 and thereafter, excluding renewal options:

Year Ending December 31:
(In thousands)
1997 ....................................................                $3,172
1998 ....................................................                 2,655
1999 ....................................................                 1,973
2000 ....................................................                   894
2001 ....................................................                   364
Thereafter ..............................................                     2

      The following is a schedule of future minimum lease payments under the Company's capitalized finance leases together with the present value of the net minimum lease payments as of December 31, 1996:

Year Ending December 31:
(In thousands)
1997 ............................................................        $  468
1998 ............................................................           468
1999 ............................................................           468
2000 ............................................................           468
2001 ............................................................           480
Thereafter ......................................................         2,107
                                                                         ------
 Total minimum lease payments ...................................         4,459
Less amount representing interest ...............................         1,762
                                                                         ------
 Present value of net minimum lease payments ....................        $2,697
                                                                         ======

      Rental expense charged to operations in 1996, 1995 and 1994 amounted to $5,109,000, $4,693,000 and $4,856,000, respectively, including amounts paid under short-term cancelable leases.

NOTE 11 - STATUTORY INFORMATION

      As a holding company, the principal source of the parent company's cash available for debt service and payment of dividends (other than through the use of borrowed funds or the employment of other assets) is dividends received from its principal property and casualty insurance subsidiary, Foremost Insurance Company. State regulatory requirements limit the amount of annual dividends Foremost Insurance Company can pay to the holding company without obtaining prior insurance department approval. These restrictions are not expected to significantly affect the holding company's ability to meet its foreseeable cash requirements. The amount of dividends which Foremost Insurance Company can pay to the holding company in 1997 without obtaining prior insurance department approval under the current statute is $29.7 million. In 1996 Foremost Insurance Company paid dividends in cash and other assets to the parent company totaling $31.6 million.

      At December 31, 1996, $76.9 million of consolidated shareholders' equity represents net assets of the Company's insurance subsidiary that cannot be transferred in the form of dividends, loans or advances to the parent company.

      Policyholders' surplus for the combined property and casualty insurance companies at December 31, 1996 and 1995 was $201.3 million and $200.5 million, respectively. Statutory net income for the combined property and casualty insurance companies for the years ended December 31, 1996, 1995 and 1994 was $34.1 million, $49.3 million and $44.2 million, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements and Contracts

      The Company has assigned its interest as tenant in a capital lease obligation. In the event of default by the assignee, a contingent liability exists of approximately $1.8 million at December 31, 1996.

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

      In 1990 and 1989, the Company assumed credit life premium under various reinsurance treaties. Under the terms of these treaties, the Company is obligated to reimburse the ceding companies only if the overall incurred loss ratio exceeds a certain percentage. In the fourth quarter of 1990, the ceding companies were declared insolvent and placed into liquidation. The Company believes that its obligations under these treaties are such that it is not responsible to pay claims unless the prescribed loss ratios are exceeded. On June 11, 1996, with the sale of Foremost Life Insurance Company, the amount reserved to cover these reinsurance treaties was transferred to an escrow account. The Company believes that the amount in the escrow account is sufficient to cover all costs associated with these reinsurance treaties. Regarding any obligation the Company may have to indemnify the ceding companies for claims arising under the treaties should the ceding companies be unable to pay, it is the opinion of management and its outside legal counsel that the Company has the right to net any liabilities associated with these treaties against the premium owed to it, in which case there would be no material adverse impact to the Company. To date, no claims have been made against the Company for payment of claims.

Stock Purchase Rights

      In 1989 the Company's Board of Directors declared a dividend of one common stock purchase right for each share of the Company's outstanding common stock. Each right may be exercised at any time to purchase one one-hundredth of a share of the Company's common stock at a purchase price of $110 per right.

      In the event any person or group becomes the beneficial owner of 20% or more of the Company's common stock, or if a holder of 20% or more of the Company's common stock engages in self-dealing transactions, or if the Company becomes involved in a merger transaction, or sells 50% or more of its assets or earning power to another person, then each right not owned by the acquiring person or group will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock, or the common stock of the acquiring or surviving entity (or in certain circumstances, cash, property or securities of the Company) having a market value equal to twice the exercise price. While a stockholder group owns in excess of 20% of the Company's outstanding common stock, any increase of more than 2% in their aggregate ownership would also make the rights exercisable.

      The rights expire on December 14, 1999 and may be redeemed by the Company for $.01 per right at any time until the 10th day following the public announcement that a person or group, other than the existing stockholder group, has acquired 20% or more of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance upon exercise of the rights.

Litigation

      The Company and its subsidiaries are routinely engaged in litigation in the normal course of business. The 1996 financial statements include an accrual of $4 million in connection with two contingent settlements in the Alabama Litigation. In the opinion of management, these proceedings, as well as the litigation described in Part I, Item 3. are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. Further liability, if any, of the Company and its subsidiaries for litigation is not determinable at December 31, 1996.

NOTE 13 - INFORMATION BY BUSINESS SEGMENTS

      The Company's operations are principally in the property and casualty segment of the insurance industry. Its property and casualty insurance subsidiaries primarily furnish insurance to the mobile home and recreational vehicle markets. Insurance is written throughout the United States with concentrations in the southern and southwestern states. The nature of the Company's insurance operations expose it to risk in the case of numerous, severe catastrophic events. To minimize this risk, the Company performs ongoing evaluations of its insurance exposures, utilizes reinsurance when appropriate and performs credit and risk evaluations of its agents and insureds.

      Detailed operating information for the property and casualty segment is presented herein. There are no significant intercompany transactions among the segments.

                                 1996      1995      1994      1993      1992
                               --------  --------  --------  --------  --------
Net Insurance Premium Written
 and Assumed
(In millions)
 Property and casualty:
  Mobile home ................ $  349.2  $  352.3  $  341.5  $  324.3  $  312.2
  Recreational vehicle .......     47.9      49.1      49.7      46.5      46.0
  Automobile .................     10.3      12.4      14.1      16.8      22.1
  Homeowners .................      7.7       6.9       5.5       4.7       4.2
  Commercial products ........      1.2       1.5       0.8       2.4      13.3
  Collateral protection ......      0.7       1.0       0.7       0.5       0.4
  Other ......................      4.1       3.8       3.9       2.5       2.8
                               --------  --------  --------  --------  --------
  Total ......................    421.1     427.0     416.2     397.7     401.0
 Less reinsurance ceded ......      1.1       1.5       0.7       2.9       8.0
                               --------  --------  --------  --------  --------
  Total ...................... $  420.0  $  425.5  $  415.5  $  394.8  $  393.0
                               ========  ========  ========  ========  ========

Net Insurance Premium Earned
 (In millions)
 Property and casualty:
  Mobile home ................ $  354.1  $  353.2  $  335.7  $  325.4  $  302.4
  Recreational vehicle .......     49.1      49.3      47.8      45.2      43.4
  Automobile .................     11.0      12.9      15.7      17.4      21.0
  Homeowners .................      6.9       6.1       5.0       4.2       4.3
  Commercial products ........      1.2       1.0       0.9       2.9      12.9
  Collateral protection ......      1.1       0.8       0.6       0.6       0.5
  Other ......................      4.2       3.0       4.2       4.0       4.0
                               --------  --------  --------  --------  --------
  Total ...................... $  427.6  $  426.3  $  409.9  $  399.7  $  388.5
                               ========  ========  ========  ========  ========










                                 1996      1995      1994      1993      1992
(In thousands)                 --------  --------  --------  --------  --------
Income Before Taxes -
  Continuing Operations
Property and casualty:
 Underwriting income ......... $  5,458  $ 38,211  $ 15,372  $ 16,571  $  7,866
 Investment and other income
 (including realized gains
  and losses): ...............   30,036    27,952    25,117    27,513    31,453
                               --------  --------  --------  --------  --------
   Total property and casualty   35,494    66,163    40,489    44,084    39,319
Other-net (parent company &
 non-insurance operations)(1).   (6,630)   (5,800)   (4,852)   (4,125)   (8,878)
                               --------  --------  --------  --------  --------
  Income before taxes -
   continuing operations ..... $ 28,864  $ 60,363  $ 35,637  $ 39,959  $ 30,441
                               ========  ========  ========  ========  ========
Identifiable Assets
(In millions)
 Property and casualty ....... $  662.2  $  669.8  $  625.1  $  640.4  $  612.6
 Parent company and other (2).     59.4      57.8      61.0      66.0      66.8
                               --------  --------  --------  --------  --------
  Total ...................... $  721.6  $  727.6  $  686.1  $  706.4  $  679.4
                               ========  ========  ========  ========  ========

--------
(1) General Corporate expenses were $1,604,000, $1,945,000 and $2,236,000 and interest expense was $4,401,000, $5,696,000 and $4,739,000 in 1996, 1995
      and 1994, respectively.
(2) Identifiable corporate assets were $18.3 million, $11.8 million and $10.9 million in 1996, 1995 and 1994, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

      A director and major shareholder has investment advisory agreements with the Company and currently manages approximately 16% of the Company's investment portfolio. During 1996 and 1995, $745,000 and $424,000 of fees and commissions were earned under these agreements. This director has also been advised by another director in regards to the management of certain investments for the Company.

      The Company has retained the law firm of which a director is a partner thereof and plans to continue to do so in the future for certain legal matters. Fees in the amount of $1,178,000 and $397,000 were paid to this law firm in 1996 and 1995, respectively.

NOTE 15 - DISCONTINUED OPERATIONS

      On June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company. The sale yield net after-tax proceeds of $17.4 million and the Company incurred an after-tax loss of $698,000 as a result of the sale. The loss was due primarily to the effects of taxes related to policyholders' surplus, discussed in Note 7. The majority of the net proceeds was used to purchase the Company's common stock under the approved stock buy-back program. The financial results of the life insurance segment and the sale are reflected in the financial statements as discontinued operations for all years presented.

      Summarized results of operations and financial position for discontinued operations were as follows:

LIFE INSURANCE STATEMENTS OF INCOME

Year Ended December 31,                             1996      1995       1994
(In thousands)                                    -------   --------   --------
Premium written and assumed ....................  $ 8,988   $ 22,048   $ 22,156
Less reinsurance ceded .........................       80        251        239
                                                  -------   --------   --------
  Net premium written ..........................  $ 8,908   $ 21,797   $ 21,917
                                                  =======   ========   ========
Premium earned .................................  $ 8,908   $ 21,797   $ 21,917
                                                  -------   --------   --------
Death and other benefits .......................    6,227     15,052     14,468
Amortization of prepaid policy acquisition cost.    2,167      5,342      5,570
Operating expenses .............................       41        147        620
                                                  -------   --------   --------
  Total losses and expenses ....................    8,435     20,541     20,658
                                                  -------   --------   --------
    Underwriting income ........................      473      1,256      1,259
Investment and other income, less expenses .....      747      2,040      2,183
Realized gains (losses) ........................       10       (111)       (36)
                                                  -------   --------   --------
  Income before taxes ..........................    1,230      3,185      3,406
Income tax provision ...........................     (171)    (1,098)    (1,145)
                                                  -------   --------   --------
  Net income ...................................    1,059      2,087      2,261
Net loss resulting from sale ...................     (698)      --         --
                                                  -------   --------   --------
  Net income from discontinued operations ......  $   361   $  2,087   $  2,261
                                                  =======   ========   ========

LIFE INSURANCE FINANCIAL POSITION

December 31,                                                             1995
                                                                       --------
(In thousands)
Assets:
  Cash and invested assets ......................................       $27,290
  Receivables ...................................................         2,373
  Prepaid policy acquisition ....................................         1,492
  Other .........................................................           371

Liabilities:
  Unearned premium ..............................................         2,677
  Insurance losses and loss adjustment expenses .................         3,733
  Accounts payable and accrued expenses .........................         1,309
  Deferred income taxes .........................................         1,757
  Other .........................................................         3,559
                                                                        -------
    Net assets of discontinued operations .......................       $18,491
                                                                        =======

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors
Foremost Corporation of America
Grand Rapids, Michigan

      We have audited the accompanying consolidated balance sheets of Foremost Corporation of America as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foremost Corporation of America at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      Our audits of the consolidated financial statements were performed for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental statements on page 25 are presented for additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

BDO SEIDMAN, LLP
----------------
BDO SEIDMAN, LLP
February 14, 1997, except for Note 12 which is as of March 26, 1997 Grand Rapids, Michigan

SUPPLEMENTARY DATA

RESULTS BY QUARTER

                                   1st        1st        2nd        2nd        3rd        3rd        4th        4th
Consolidated Statements          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
  of Income                       1996       1995       1996       1995       1996       1995       1996       1995
                                --------   --------   --------   --------   --------   --------   --------   --------
(In thousands except
  per share data)
Total income from
  continuing operations         $115,051   $113,501   $115,687   $113,377   $115,057   $115,946   $115,331   $114,629
                                ========   ========   ========   ========   ========   ========   ========   ========
Income (loss):
 Property & casualty insurance  $     42   $  9,397   $ 11,179   $ 10,432   $  9,027   $ 14,463   $  6,946   $ 12,556
 Parent company and other ....    (1,095)      (986)    (1,298)    (1,230)    (1,145)      (777)      (488)      (617)
                                --------   --------   --------   --------   --------   --------   --------   --------
  Total continuing operations     (1,053)     8,411      9,881      9,202      7,882     13,686      6,458     11,939
 Discontinued operations .....       969        557       (586)       472       --          503        (22)       555
                                --------   --------   --------   --------   --------   --------   --------   --------
  Net income .................  $    (84)  $  8,968   $  9,295   $  9,674   $  7,882   $ 14,189   $  6,436   $ 12,494
                                ========   ========   ========   ========   ========   ========   ========   ========
Change in unrealized
  appreciation (depreciation)
  of securities available
  for sale, net of tax .......  $ (2,477)  $  7,397   $ (1,783)  $  6,018   $  2,637   $  3,611   $  4,244   $    141
                                ========   ========   ========   ========   ========   ========   ========   ========

Per share of common stock:
 Net income:
   Continuing operations .....  $  (0.10)  $   0.82   $   0.99   $   0.90   $   0.80   $   1.34   $   0.67   $   1.18
   Discontinued operations ...      0.09       0.05      (0.06)      0.04       --         0.05       --         0.06
                                --------   --------   --------   --------   --------   --------   --------   --------
     Net income ..............  $  (0.01)  $   0.87   $   0.93   $   0.94   $   0.80   $   1.39   $   0.67   $   1.24
                                ========   ========   ========   ========   ========   ========   ========   ========
Average shares outstanding ...    10,045     10,349      9,961     10,253      9,888     10,204      9,567     10,085
                                ========   ========   ========   ========   ========   ========   ========   ========
Dividends per share ..........  $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27   $   0.27
                                ========   ========   ========   ========   ========   ========   ========   ========
Price range of common stock:
  High .......................  $ 60 1/2   $ 38 1/2   $ 58 1/8   $     42   $ 57 1/8   $ 44 1/4   $     60   $ 52 3/4
                                ========   ========   ========   ========   ========   ========   ========   ========
  Low ........................  $ 50 3/4   $ 35 1/4   $     52   $ 36 3/4   $ 54 1/8   $     38   $     54   $ 50 3/4
                                ========   ========   ========   ========   ========   ========   ========   ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors of the Company contained in the definitive Proxy Statement of the Company relating to its May 8, 1997 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4. of
Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

      The information regarding Executive Compensation contained in the definitive Proxy Statement of the Company relating to its May 8, 1997 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding security ownership of certain beneficial owners and management contained in the definitive Proxy Statement of the Company relating to its May 8, 1997 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding relationships and related transactions contained in the definitive Proxy Statement of the Company relating to its May 8, 1997 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     ITEM 14(A)1.   LIST OF FINANCIAL STATEMENTS

     The following Financial Statements are filed as part of this Form 10-K
Report:

                                                                       Page No.

     Consolidated Balance Sheets at December 31, 1996 and 1995            21

     Consolidated Statements of Income for the years ended
       December 31, 1996, 1995 and 1994                                   22

     Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 1996, 1995 and 1994                             23

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                   24

     Property and Casualty Statements of Income for the years
       ended December 31, 1996, 1995 and 1994                             25

     Parent Company and Other Statements of Operations for the
       years ended December 31, 1996, 1995 and 1994                       25

     Notes to Consolidated Financial Statements                          26-48

     Independent Accountants' Report                                      49

     Supplementary Data - Results by Quarter                              50


     ITEM 14(A)2.   FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedules are filed as part of this Form 10-K report:

                                                                       Page No.

     Independent Accountants' Report on Schedules                         56

     Schedule II - Condensed Financial Information of Registrant         57-59

     Schedule III - Supplementary Insurance Information                   60


     All other schedules have been omitted as not applicable or the required information is given in the financial statements, including the notes thereto.

     ITEM 14(A)3.   LIST OF EXHIBITS

     EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

          3(a) Restated Certificate of Incorporation. (Incorporated by reference to Company's Annual Report on Form 10-K for the year ended December 31, 1985 dated
                        February 27, 1986)

          3(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 8, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, dated February 29,
                        1988)

          3(c) Certificate of Amendment of Restated Certificate of Incorporation dated May 6, 1988. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28, 1989)

          3(d) Bylaws of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28, 1989)

          4(a)          Specimen Certificate of Common Stock of registrant.

          4(b)          Rights Agreement. (Incorporated by reference to
                        Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990)

          10(a)         Company's Annual Incentive Plan, restated
                        January 1, 1996.*

          10(b)         Company's Long-Term Incentive Plan dated
                        December 8, 1994, as amended December 5, 1996.*

          10(c) Company's Retirement Supplement Plan, as amended effective January 1, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994)

          10(d) Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995)

-------------
*   Management Contract or compensatory plan or arrangement.

          10(e) Agreement made as of the 7th day of December, 1989 between the Company and the American Association of Retired Persons. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990)

          10(f) Director's Deferred Compensation Plan, as amended effective January 1, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994)

          10(g) Executive Deferred Compensation Plan, as amended effective January 1, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994)

          10(h) Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990)

          10(i) Directors' Restricted Stock Plan, dated December 8, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995)

          12            Statement Re Computation of Ratios.

          21            Subsidiaries of the Registrant.

          23            Consent of Independent Public Accountants.

          27            Financial Data Schedule.

          28 Information from Reports Furnished to State Insurance Regulatory Authorities.

-------------
*   Management Contract or compensatory plan or arrangement.

    The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Paul D. Yared, Senior Vice President, Secretary and General Counsel, P.O. Box 2450, Grand Rapids, Michigan 49501.


ITEM 14(B).           REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOREMOST CORPORATION OF AMERICA

Date:  March 26, 1997                  By  s/R. L. Antonini
                                         -----------------------------
                                           R. L. Antonini
                                           Chairman of the Board, President &
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                             TITLE                       DATE

s/R. L. Antonini              Chairman of the Board,         March 26, 1997
-------------------------     President and Chief
R. L. Antonini                Executive Officer
                              (Principal Executive Officer)


s/John C. Canepa              Director                       March 26, 1997
-------------------------
John C. Canepa

s/Arthur E. Hall              Director                       March 26, 1997
-------------------------
Arthur E. Hall

s/Richard A. Kayne            Director                       March 26, 1997
-------------------------
Richard A. Kayne

s/Larry J. Orange             Executive Vice President       March 26, 1997
-------------------------     and Director
Larry J. Orange

s/Joseph A. Parini            Director                       March 26, 1997
-------------------------
Joseph A. Parini

s/Robert M. Raives            Director                       March 26, 1997
-------------------------
Robert M. Raives

s/F. Robert Woudstra          Executive Vice President,      March 26, 1997
-------------------------     Treasurer and Director
F. Robert Woudstra            (Principal Accounting and
                               Financial Officer)

INDEPENDENT ACCOUNTANTS' REPORT REGARDING SCHEDULES

Foremost Corporation of America
Grand Rapids, Michigan

      The audits referred to in our report dated February 14, 1997 relating to the Consolidated Financial Statements of Foremost Corporation of America and Subsidiaries which is contained in Item 8. of this Form 10-K, included the audit of financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

      In our opinion, the financial statement schedules, present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP
----------------
BDO SEIDMAN, LLP
March 26, 1997
Grand Rapids, Michigan

SCHEDULE II

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

DECEMBER 31,                                                 1996        1995
                                                          ---------   ---------
(In thousands)
Assets:
   Investment in unconsolidated subsidiaries ...........  $ 285,485   $ 306,478
   Other invested assets ...............................      6,100         450
   Cash ................................................         28          43
   Due from affiliates .................................        631         726
   Real estate and equipment (net of
     accumulated depreciation) .........................     34,179      35,998
   Other assets ........................................     12,688      11,728
                                                          ---------   ---------
      Total assets .....................................  $ 339,111   $ 355,423
                                                          =========   =========

Liabilities:
   Notes payable .......................................  $  92,154   $  96,412
   Due to affiliates ...................................      3,293       2,651
   Other liabilities ...................................     12,242      12,163
                                                          ---------   ---------
      Total liabilities ................................    107,689     111,226
                                                          ---------   ---------

Shareholders' Equity:
  Common stock .........................................     14,000      14,000
  Other shareholders' equity ...........................    217,422     230,197
                                                          ---------   ---------
    Total shareholders' equity .........................    231,422     244,197
                                                          ---------   ---------
    Total liabilities and shareholders' equity .........  $ 339,111   $ 355,423
                                                          =========   =========

----------
See Notes to Consolidated Financial Statements in Item 8.

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF INCOME

Years Ended December 31,                         1996        1995        1994
                                              ---------   ---------   ---------
(In thousands)
Income:
  Intercompany income ....................... $   6,635   $   6,726   $   7,090
  Investment and other ......................     1,222         505         317
  Realized gains on investments .............    10,042        --            55
                                              ---------   ---------   ---------
    Total income ............................    17,899       7,231       7,462
                                              ---------   ---------   ---------

Expense:
  Operating .................................     4,255       4,963       5,613
  Interest ..................................     7,869       9,374       8,699
                                              ---------   ---------   ---------
    Total expense ...........................    12,124      14,337      14,312
                                              ---------   ---------   ---------
      Income (loss) before tax and income
        of unconsolidated subsidiaries ......     5,775      (7,106)     (6,850)
Income tax (provision) credit ...............    (4,375)      2,648       2,451
                                              ---------   ---------   ---------
  Income (loss) before income of
    of unconsolidated subsidiaries ..........     1,400      (4,458)     (4,399)
Income of unconsolidated subsidiaries * .....    22,129      49,783      34,096
                                              ---------   ---------   ---------
  Net income ................................ $  23,529   $  45,325   $  29,697
                                              =========   =========   =========




* Includes dividends to parent company of: .. $  32,600   $  37,240   $  38,700
                                              =========   =========   =========

----------
See Notes to Consolidated Financial Statements in Item 8.

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31,                             1996       1995      1994
                                                 ---------  ---------  ---------
(In thousands)
Net cash for operating activities .............  $ (5,581)  $ (2,734)  $   (277)

Investing Activities:
  Maturities of invested assets ...............      --           34         38
  Net proceeds from sale of subsidiary ........    23,604       --         --
  Purchases of real estate and equipment ......       (29)       (42)    (3,148)
  Distributions from subsidiaries - net .......    32,600     36,540     30,800
  (Increase) decrease in short-term investments    (5,750)      (400)     1,050
                                                 --------   --------   --------
    Net cash from investing activities ........    50,425     36,132     28,740
                                                 --------   --------   --------
Financing Activities:
  Repayment of long-term debt .................    (2,258)    (8,047)    (7,857)
  Increase (decrease) in short-term debt ......    (2,000)      --        2,000
  Acquisition of treasury shares ..............   (32,111)   (14,351)   (11,340)
  Dividends paid ..............................   (10,655)   (11,052)   (11,460)
  Receipts from exercise of stock options .....     2,165         68       --
                                                 --------   --------   --------
    Net cash for financing activities .........   (44,859)   (33,382)   (28,657)
                                                 --------   --------   --------
      Cash increase (decrease) ................       (15)        16       (194)
Cash at beginning of year .....................        43         27        221
                                                 --------   --------   --------
  Cash at end of year .........................  $     28   $     43   $     27
                                                 ========   ========   ========

----------
See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE III

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

                                           Future
                                           policy                                    Benefits,
                                          benefits,                                   claims,   Amortization
                               Prepaid     losses,                                    losses      prepaid
                               policy      claims                            Net        and        policy      Other       Net
                             acquisition  and loss   Unearned  Premium   investment  settlement  acquisition operating   premium
Segment                         cost      expenses   premiums  revenue     income     expenses      costs    expenses *  written
---------------------------- ----------  ----------  --------  --------  ----------  ----------  ----------  ----------  --------
(In thousands)
Year Ended December 31, 1996
  Property and casualty ...  $   70,231  $   93,420  $241,313  $427,565  $   26,686  $  276,175  $  122,795  $   16,123  $419,953
  Parent and Other ........        --          --        --        --           430        --          --         8,978      --
                             ----------  ----------  --------  --------  ----------  ----------  ----------  ----------  --------
    Total .................  $   70,231  $   93,420  $241,313  $427,565  $   27,116  $  276,175  $  122,795  $   25,101  $419,953
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========
  Discontinued Operations ..       --          --        --       8,908         745       6,227       2,167          41     8,908
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========

Year Ended December 31, 1995
  Property and casualty ...  $   72,560  $   93,771  $248,953  $426,282  $   27,212  $  244,081  $  125,115  $   11,835  $425,446
  Parent and Other ........        --          --        --        --            96        --          --         6,347      --
                             ----------  ----------  --------  --------  ----------  ----------  ----------  ----------  --------
    Total .................  $   72,560  $   93,771  $248,953  $426,282  $   27,308  $  244,081  $  125,115  $   18,182  $425,446
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========
  Discontinued Operations ..      1,492       3,733     2,677    21,797       2,036      15,052       5,342         147    21,797
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========

Year Ended December 31, 1994

  Property and casualty ...  $   72,385  $   90,722  $249,855  $409,929  $   24,610  $  249,533  $  125,067  $   12,342  $415,521
  Parent and Other ........        --          --        --        --           130        --          --         8,500      --
                             ----------  ----------  --------  --------  ----------  ----------  ----------  ----------  --------
    Total .................  $   72,385  $   90,722  $249,855  $409,929  $   24,740  $  249,533  $  125,067  $   20,842  $415,521
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========
  Discontinued Operations ..      2,697       4,774     4,798    21,917       2,183      14,468       5,570         620    21,917
                             ==========  ==========  ========  ========  ==========  ==========  ==========  ==========  ========

----------
* Allocations of other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

See Notes to Consolidated Financial Statements in Item 8.