Form 10-Q
period 1997-03-31
FOREMOST CORP OF AMERICA
filed 1997-05-14
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

                          Commission File Number 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


                Delaware                                 38-1863522
       (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)               identification no.)

       5600 Beech Tree Lane, Caledonia, Michigan                  49316
       (Address of principal executive offices)               (Zip Code)

       Mailing address: P.O. Box 2450, Grand Rapids, Michigan 49501

       Registrant's telephone number including area code:  (616)942-3000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
       such filing requirements for the past 90 days.  Yes  X   No
                                                          -----   -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock, $1.00 par value,
       outstanding as of March 31, 1997:  9,332,111 shares

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                                Page No.

       Part I.  Financial Information:

          Item 1. - Financial Statements:
            Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                   1


            Consolidated Statements of Income -
            Three Months Ended March 31, 1997 and 1996             2


            Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996             3


            Condensed Notes to Consolidated Financial
            Statements                                             4


          Item 2. - Management's Discussion and Analysis          5-6



       Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K               7

          Signatures                                               7

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------    ---------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity .................   $   2,305    $   2,342
  Securities available for sale:
   Fixed maturities .................................     333,059      339,860
   Equity securities ................................      91,677       93,485
  Mortgage loans and land contracts on real estate ..      12,027       12,222
  Investment real estate ............................      14,725       15,169
  Short-term investments ............................      22,956       30,746
                                                        ---------    ---------
   Total investments ................................     476,749      493,824
 Cash ...............................................       1,501        5,141
 Accrued investment income ..........................       6,297        5,565
 Premiums receivable ................................      70,326       68,076
 Due from reinsurance companies .....................      21,579       21,416
 Other receivables ..................................       5,682        5,125
 Prepaid policy acquisition costs ...................      73,398       70,231
 Prepaid reinsurance premiums .......................         431        1,056
 Real estate and equipment ..........................      33,986       34,439
 Other assets .......................................      15,674       16,705
                                                        ---------    ---------
  Total assets ......................................   $ 705,623    $ 721,578
                                                        =========    =========
Liabilities:
 Unearned premium ...................................   $ 243,794    $ 241,313
 Insurance losses and loss adjustment expenses ......      90,748       93,420
 Accounts payable and accrued expenses ..............      28,114       34,053
 Notes and other obligations payable ................     101,413       94,851
 Income taxes .......................................       9,703       11,456
 Other liabilities ..................................      14,787       15,063
                                                        ---------    ---------
  Total liabilities .................................     488,559      490,156
                                                        ---------    ---------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 .................................      14,000       14,000
 Additional paid-in capital .........................     138,999      138,852
 Unrealized appreciation (depreciation) of securities
  available for sale, net of applicable taxes .......      13,208       16,423
 Retained earnings ..................................     199,043      196,818
 Restricted stock - deferred compensation ...........          (4)          (4)
                                                        ---------    ---------
  Total .............................................     365,246      366,089
 Treasury stock at cost, 4,667,889
   and 4,437,676 shares .............................    (148,182)    (134,667)
                                                        ---------    ---------
  Total shareholders' equity ........................     217,064      231,422
                                                        ---------    ---------
  Total liabilities and shareholders' equity ........   $ 705,623    $ 721,578
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

                                       -1-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  1997         1996
                                               ---------    ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned .....   $ 106,578    $ 106,832
  Net investment income ....................       6,279        6,889
  Realized gains ...........................       1,539          766
  Other ....................................         658          564
                                               ---------    ---------
    Total income ...........................     115,054      115,051
                                               ---------    ---------
Expense:
  Insurance losses and loss expenses .......      71,704       80,222
  Amortization of prepaid policy
    acquisition costs ......................      30,926       30,676
  Operating and other ......................       7,049        7,307
                                               ---------    ---------
    Total expense ..........................     109,679      118,205
                                               ---------    ---------
      Income (loss) before taxes ...........       5,375       (3,154)
Income tax credit (provision) ..............        (566)       2,101
                                               ---------    ---------
  Net income (loss)- continuing operations .       4,809       (1,053)
Net income - discontinued operations .......        --            969
                                               ---------    ---------
  Net income (loss) ........................   $   4,809    $     (84)
                                               =========    =========

Per share of common stock:
Net income (loss)- continuing operations ...   $    0.51    $   (0.10)
Net income - discontinued operations .......        --           0.09
                                               ---------    ---------
  Net income (loss) ........................   $    0.51    $   (0.01)
                                               =========    =========
Average shares outstanding .................       9,478       10,045
                                               =========    =========
Cash dividends per share ...................   $    0.27    $    0.27
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

                                       -2-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   1997        1996
(In thousands)                                   --------    --------
Operating Activities:
  Net cash for operating activities ..........   $ (7,047)   $ (4,221)
                                                 --------    --------
Investing Activities:
 Purchases of securities and loans made ......    (28,003)    (43,504)
 Purchases of real estate and equipment ......       (177)        (29)
 Sales of securities .........................     21,583      14,568
 Maturities of securities and receipts
  from repayments of loans ...................     11,536       5,078
 Sales of real estate and equipment ..........        642       3,679
 Decrease (Increase) in short-term investments      7,790      29,797
                                                 --------    --------
  Net cash from investing activities .........     13,371       9,589
                                                 --------    --------
Financing Activities:
 Net change in short-term debt ...............      7,000      (2,000)
 Repayments of long-term debt ................       (572)       (396)
 Acquisition of treasury shares ..............    (13,839)     (4,174)
 Dividends paid ..............................     (2,584)     (2,712)
 Receipts from exercise of stock options .....         31       1,365
                                                 --------    --------
  Net cash for financing activities ..........     (9,964)     (7,917)
                                                 --------    --------
          Cash decrease ......................     (3,640)     (2,549)
Cash at beginning of year ....................      5,141       4,975
                                                 --------    --------
          Cash at end of period ..............   $  1,501    $  2,426
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


      3. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement in the fourth quarter of 1997. Had the Company adopted this statement as of March 31, 1997, the Diluted Earnings Per Share would have been $.50 per share for the three months ended March 31, 1997 and would have remained $(.01) per share for the same period last year.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                         FOREMOST CORPORATION OF AMERICA
                    OPERATING RESULTS AND FINANCIAL POSITION

Results of Operations

      Foremost Corporation of America's first quarter results for 1997 were again impacted by high catastrophe losses for the second year in a row. Despite these losses, the Company recorded solid earnings for the first quarter with net income of $.51 per share compared to a net loss of $.01 per share for the same period last year. Realized gains of $.11 per share and $.05 per share are included in the first quarter results for 1997 and 1996, respectively.

      The combined loss and expense ratio for the property and casualty group was 100.8% for the first quarter of 1997 compared to 108.5% for the same period last year. Included in the combined loss and expense ratios for the first quarters were 24.2 points of catastrophe losses in 1997 and 26.7 points in 1996. The improvement in the combined ratio can be attributable to lower reinsurance costs and an improved non-catastrophe loss ratio. Severe storms along the west coast and in the midwest accounted for the losses in 1997.

      The Company experienced moderate growth in written premium for the quarter of 3.8% over last year. Mobile home written premium had a slight increase for the quarter compared to last year, with the largest increases coming from the automobile and homeowners products as the First USA program begins to show some results.

      Written premium by major product line is as follows:

                                1st Quarter                 %
                         -------------------------       Increase
                           1997             1996        (Decrease)
                         --------         --------      ----------
                               (In thousands)
Mobile Home              $ 86,696         $ 85,022            2.0
RV                         14,125           14,394           (1.9)
Automobile                  4,381            2,977           47.2
Homeowners                  2,528            1,484           70.4
Other                       1,529            1,394            9.7
                         --------         --------       --------
  Total                  $109,259         $105,271            3.8
                         ========         ========       ========

      After-tax investment income from continuing operations declined 5.8% in the first quarter to $5,134,000 compared to $5,449,000 for the previous year. The primary reason for the decrease is the negative impact of catastrophe loss payments and common stock buy backs on the Company's cash flow and investable asset base. Also impacting after-tax investment income was the Company's continued effort to increase its asset allocation to common stocks, which will sacrifice current income for a higher potential total return.

                         PART I. FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)



Financial Position

      The principal sources of cash for the first three months of 1997 were $40.8 million from sales and maturities of investments and $7 million from additional borrowings of short-term debt. The Company used $7 million for operations due primarily to the catastrophe losses paid during the quarter. Also during the first quarter, the Company used $28.2 million for the purchase of securities, purchased $13.8 million of treasury stock, paid $2.6 million in dividends to shareholders and repaid $.6 million of long-term debt. The Company had $24.5 million in cash and other liquid assets at March 31, 1997.

      Total invested assets on a cost basis decreased 2.7%, or $12.6 million during the first quarter of 1997 compared to year end 1996. Market values of securities available for sale decreased $3.2 million net of tax in the first quarter of 1997.

      The Company continued to purchase its common stock under a previously announced buy back plan for up to 2 million shares. During the first quarter of 1997, the Company has purchased 237,563 shares of its common stock outstanding at an average price of $58.25 per share. Since the inception of this buy back plan, the Company has purchased 1,519,543 shares at an average price of $47.15 per share.

                           PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
       (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1997.



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


                                        FOREMOST CORPORATION OF AMERICA
                                                 (Registrant)


       Date:   May 12, 1997                   s/Paul D. Yared
                                        ------------------------------
                                              Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:   May 12, 1997                   s/Kenneth C. Haines
                                        ------------------------------
                                              Kenneth C. Haines
                                        Its:  Controller