Form 10-Q
period 1997-06-30
FOREMOST CORP OF AMERICA
filed 1997-08-13
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

                          Commission File Number 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


             Delaware                                   38-1863522
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)               identification no.)


       5600 Beech Tree Lane, Caledonia, Michigan                  49316
       (Address of principal executive offices)               (Zip Code)

       Mailing address: P.O. Box 2450, Grand Rapids, Michigan 49501

       Registrant's telephone number, including area code  (616)942-3000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange
       Act of 1934 during the preceding 12 months and (2) has been subject to
       such filing requirements for the past 90 days. Yes  X    No
                                                         -----   -----
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock,  $1.00 par value,
       Outstanding at June 30, 1997:  9,233,695 shares

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                               Page No.

       Part I.  Financial Information:

       Item 1. - Financial Statements:
          Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                      1


          Consolidated Statements of Income -
          Six Months Ended June 30, 1997 and 1996                  2


          Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1997 and 1996                  3


          Condensed Notes to Consolidated Financial
          Statements                                               4


       Item 2. - Management's Discussion and Analysis             5-6



       Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K               7


          Signatures                                               7

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           1997         1996
                                                        -----------  -----------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity ..................   $   2,267    $   2,342
  Securities available for sale:
   Fixed maturities ..................................     345,619      339,860
   Equity securities .................................      88,016       93,485
  Mortgage loans and land contracts on real estate ...      11,956       12,222
  Investment real estate .............................      14,986       15,169
  Short-term investments .............................      24,773       30,746
                                                         ---------    ---------
   Total investments .................................     487,617      493,824
 Cash ................................................       2,291        5,141
 Accrued investment income ...........................       5,649        5,565
 Premiums receivable .................................      74,363       68,076
 Due from reinsurance companies ......................      22,188       21,416
 Other receivables ...................................       2,262        5,125
 Prepaid policy acquisition costs ....................      76,040       70,231
 Prepaid reinsurance premiums ........................         577        1,056
 Real estate and equipment ...........................      33,738       34,439
 Other assets ........................................      15,295       16,705
                                                         ---------    ---------
  Total assets .......................................   $ 720,020    $ 721,578
                                                         =========    =========
Liabilities:
 Unearned premium ....................................   $ 253,862    $ 241,313
 Insurance losses and loss adjustment expenses .......      87,395       93,420
 Accounts payable and accrued expenses ...............      28,197       34,053
 Notes and other obligations payable .................      99,263       94,851
 Income taxes ........................................      12,597       11,456
 Other liabilities ...................................      14,709       15,063
                                                         ---------    ---------
  Total liabilities ..................................     496,023      490,156
                                                         ---------    ---------
Stockholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ..................................      14,000       14,000
 Additional paid-in capital ..........................     138,905      138,852
 Unrealized appreciation of securities
  available for sale, net of applicable taxes ........      15,673       16,423
 Retained earnings ...................................     210,100      196,818
 Restricted stock - deferred compensation ............          (4)          (4)
                                                         ---------    ---------
  Total ..............................................     378,674      366,089
 Treasury stock at cost, 4,766,305
   and 4,437,676 shares ..............................    (154,677)    (134,667)
                                                         ---------    ---------
  Total stockholders' equity .........................     223,997      231,422
                                                         ---------    ---------
  Total liabilities and stockholders' equity .........   $ 720,020    $ 721,578
                                                         =========    =========

See accompanying condensed notes to consolidated financial statements.

                                       -1-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended   Six Months Ended
                                             June 30,              June 30,
                                         ------------------  ------------------
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------
(In thousands except per share data)
Income:
  Property and casualty premium earned . $106,958  $106,624  $213,536  $213,455
  Net investment income ................    6,324     6,540    12,603    13,429
  Realized gains .......................    5,411     1,404     6,950     2,170
  Other ................................      564     1,119     1,222     1,684
                                         --------  --------  --------  --------
    Total income .......................  119,257   115,687   234,311   230,738
                                         --------  --------  --------  --------
Expense:
  Insurance losses and loss expenses ...   61,695    64,164   133,399   144,386
  Amortization of prepaid policy
    acquisition costs ..................   30,937    30,575    61,863    61,251
  Operating ............................    5,231     5,393    10,254    10,628
  Interest .............................    2,277     2,070     4,303     4,142
                                         --------  --------  --------  --------
    Total expense ......................  100,140   102,202   209,819   220,407
                                         --------  --------  --------  --------
      Income before taxes ..............   19,117    13,485    24,492    10,331
Income tax provision ...................   (5,657)   (3,604)   (6,223)   (1,503)
                                         --------  --------  --------  --------
  Net income - continuing operations ...   13,460     9,881    18,269     8,828
Net income (loss)-discontinued
  operations ...........................       90      (586)       90       383
                                         --------  --------  --------  --------
  Net income ........................... $ 13,550  $  9,295  $ 18,359  $  9,211
                                         ========  ========  ========  ========

Per share of common stock:
 Net income - continuing operations .... $   1.46  $   0.99  $   1.95  $   0.88
 Net income (loss)-discontinued
   operation ...........................     0.01     (0.06)     0.01      0.04
                                         --------  --------  --------  --------
   Net income .......................... $   1.47  $   0.93  $   1.96  $   0.92
                                         ========  ========  ========  ========
Average shares outstanding .............    9,246     9,961     9,361    10,003
                                         ========  ========  ========  ========
Cash dividends per share ............... $   0.27  $   0.27  $   0.54  $   0.54
                                         ========  ========  ========  ========

See accompanying condensed notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                                1997      1996
(In thousands)                                               -------- ---------
Operating Activities:
  Net cash from operating activities ....................... $  3,067  $  9,801
                                                             --------  --------
Investing Activities:
 Purchases of securities and loans made ....................  (61,207)  (80,631)
 Purchases of real estate and equipment ....................     (729)      (51)
 Sales of securities .......................................   46,470    40,900
 Maturities of securities and receipts
  from repayments of loans .................................   20,096    20,440
 Sales of real estate and equipment ........................      642     3,930
 Proceeds from sale of subsidiary ..........................     --      17,437
 Decrease in short-term investments ........................    5,973     3,279
                                                             --------  --------
  Net cash from (for) investing activities .................   11,245     5,304
                                                             --------  --------
Financing Activities:
 Net change in short-term debt .............................    5,500    (2,000)
 Repayments of long-term debt ..............................   (1,088)     (983)
 Acquisition of treasury shares ............................  (19,365)  (10,698)
 Dividends paid ............................................   (5,077)   (5,398)
 Receipts from exercise of stock options ...................    2,868     2,166
                                                             --------  --------
  Net cash for financing activities ........................  (17,162)  (16,913)
                                                             --------  --------
          Cash increase (decrease) .........................   (2,850)   (1,808)
Cash at beginning of year ..................................    5,141     4,975
                                                             --------  --------
          Cash at end of period ............................ $  2,291  $  3,167
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


3. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement in the fourth quarter of 1997. Had the Company adopted this statement as of June 30, 1997, the Diluted Earnings Per Share would have been $1.92 per share for the six months ended June 30, 1997 and would have been $.90 per share for the same period last year. Diluted Earnings Per Share for the second quarter of 1997 would have been $1.44 compared to $.91 for the same period last year.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         FOREMOST CORPORATION OF AMERICA
                    OPERATING RESULTS AND FINANCIAL POSITION

Results of Operations

         Foremost Corporation of America reported record operating income for the second quarter of 1997. Net income from continuing operations for the second quarter was $1.46, including $.38 per share in realized gains compared to $.99 per share including $.09 per share in realized gains for the same period last year. Net income from continuing operations for the first six months was $1.95 per share compared to $.88 per share in 1996. Realized gains of $.48 per share and $.14 per share are included in the first six months results for 1997 and 1996, respectively.

         The combined loss and expense ratio for the property and casualty group was 91.3% for the second quarter of 1997 compared to 92.8% for the same period last year. The six months combined ratio was 96% compared to 100.7% in the prior year. The improvement in the combined ratio can be attributed to lower catastrophe losses.

         The Company experienced moderate growth in written premium with an increase of 2.6% for the quarter and a 3.2% increase for the first six months over last year. The Company's auto and homeowners insurance program with First USA has been rolled out into eight states through the end of June. The results are very encouraging as we continue to enter more states in the coming months.

         Written premium by major product line is as follows:

                              Three Months Ended
                                  June 30,                  %
                         -------------------------       Increase
                           1997             1996        (Decrease)
                         --------         --------      ----------
                               (In thousands)
Mobile Home ..........   $ 95,708         $ 93,362            2.5
RV ...................     14,526           15,179           (4.3)
Automobile ...........      2,751            2,293           20.0
Homeowners ...........      2,746            1,948           41.0
Other ................      1,451            1,375            5.5
                         --------         --------       --------
  Total ..............   $117,182         $114,157            2.6
                         ========         ========       ========

                              Six Months Ended
                                  June 30,                  %
                         -------------------------       Increase
                           1997             1996        (Decrease)
                         --------         --------      ----------
                               (In thousands)
Mobile Home ..........   $182,404         $178,384            2.3
RV ...................     28,651           29,573           (3.1)
Automobile ...........      7,132            5,270           35.3
Homeowners ...........      5,274            3,432           53.7
Other ................      2,980            2,769            7.6
                         --------         --------       --------
  Total ..............   $226,441         $219,428            3.2
                         ========         ========       ========

         After-tax investment income from continuing operations declined 1.9% in the second quarter to $5,155,000 compared to $5,256,000 for the previous year. For the first six months of 1997, after-tax investment income declined 3.9% to $10,289,000 compared to $10,705,000 for the same period the previous year. The primary reasons for the decrease is the negative impact of the common stock buy backs and the first quarter catastrophe loss payments on the Company's cash flow and investable asset base.

Financial Position

         The principal sources of cash for the first six months of 1997 were $73.2 million from sales and maturities of investments, $5.5 million from additional borrowings of short-term debt, $3.1 million from operations and $2.9 million from the exercise of stock options. During the first six months, the Company used $61.7 million for the purchase of investments, purchased $19.4 million of treasury stock, paid $5.1 million in dividends to shareholders and repaid $1.1 million of long-term debt. The Company had $27.1 million in cash and other liquid assets at June 30, 1997.

         Total invested assets on a cost basis decreased 1.5%, or $6.8 million during the first six months of 1997 compared to year end 1996. Market values of securities available for sale decreased $.7 million net of tax in the first six months of 1997.

         The Company continued to purchase its common stock under a previously announced buy back plan for up to 2 million shares. During the second quarter of 1997, the Company has purchased 168,071 shares of its common stock outstanding. Since the inception of this buy back plan, the Company has purchased 1,687,614 shares.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
(b) Reports on 8-K - There were no reports filed on Form 8-K for the six months ended June 30, 1997.



                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:  August 12, 1997                    Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  August 12, 1997                  Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller