Form 10-Q
period 1997-09-30
FOREMOST CORP OF AMERICA
filed 1997-11-12
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
       such filing requirements for the past 90 days.  Yes    X   No
                                                          ------- --------
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock, $1.00 par value,
       Outstanding at September 30, 1997:  9,233,668 shares

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                    Page No.

       Part I.  Financial Information:

       Item 1. - Financial Statements:
          Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996                 1


          Consolidated Statements of Income -
          Nine Months Ended September 30, 1997 and 1996            2


          Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996            3


          Condensed Notes to Consolidated Financial
          Statements                                               4


       Item 2. - Management's Discussion and Analysis             5-6



       Part II.  Other Information:



          Item 6. - Exhibits and Reports on Form 8-K               7


          Signatures                                               7

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------ ------------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity ..................$      2,213 $      2,342
  Securities available for sale:
   Fixed maturities ..................................     359,590      339,860
   Equity securities .................................      93,443       93,485
  Mortgage loans and land contracts on real estate ...      11,883       12,222
  Investment real estate .............................      14,853       15,169
  Short-term investments .............................      24,876       30,746
                                                      ------------ ------------
   Total investments .................................     506,858      493,824
 Cash ................................................       3,731        5,141
 Accrued investment income ...........................       6,140        5,565
 Premiums receivable .................................      76,587       68,076
 Due from reinsurance companies ......................      22,309       21,416
 Other receivables ...................................       2,203        5,125
 Prepaid policy acquisition costs ....................      79,301       70,231
 Prepaid reinsurance premiums ........................         755        1,056
 Real estate and equipment ...........................      33,721       34,439
 Other assets ........................................      14,411       16,705
                                                      ------------ ------------
  Total assets .......................................$    746,016 $    721,578
                                                      ============ ============
Liabilities:
 Unearned premium ....................................$    260,470 $    241,313
 Insurance losses and loss adjustment expenses .......      84,156       93,420
 Accounts payable and accrued expenses ...............      31,123       34,053
 Notes and other obligations payable .................      95,098       94,851
 Income taxes ........................................      19,751       11,456
 Other liabilities ...................................      13,955       15,063
                                                      ------------ ------------
  Total liabilities ..................................     504,553      490,156
                                                      ------------ ------------
Stockholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 14,000,000 ..................................      14,000       14,000
 Additional paid-in capital ..........................     138,989      138,852
 Unrealized appreciation (depreciation) of securities
  available for sale, net of applicable taxes ........      21,792       16,423
 Retained earnings ...................................     222,050      196,818
 Restricted stock - deferred compensation ............          (4)          (4)
                                                      ------------ ------------
  Total ..............................................     396,827      366,089
 Treasury stock at cost 4,766,332,
   and 4,437,676 shares ..............................    (155,364)    (134,667)
                                                      ------------ ------------
  Total stockholders' equity .........................     241,463      231,422
                                                      ------------ ------------
  Total liabilities and stockholders' equity .........$    746,016 $    721,578
                                                      ============ ============

See accompanying condensed notes to consolidated financial statements.

                                      -1-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1997      1996      1997      1996
                                        --------- --------- --------- ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned .$ 108,014 $ 107,430 $ 321,550 $ 320,885
  Net investment income ................    6,689     6,840    19,292    20,269
  Realized gains .......................    1,844        83     8,794     2,253
  Other ................................      609       705     1,831     2,388
                                        --------- --------- --------- ---------
    Total income .......................  117,156   115,058   351,467   345,795
                                        --------- --------- --------- ---------
Expense:
  Insurance losses and loss expenses ...   58,229    67,337   191,628   211,723
  Amortization of prepaid policy
    acquisition costs ..................   31,221    29,978    93,084    91,229
  Operating ............................    5,106     5,314    15,360    15,942
  Interest .............................    2,004     2,031     6,307     6,172
                                        --------- --------- --------- ---------
    Total expense ......................   96,560   104,660   306,379   325,066
                                        --------- --------- --------- ---------
      Income before taxes ..............   20,596    10,398    45,088    20,729
Income tax provision ...................   (6,173)   (2,516)  (12,396)   (4,019)
                                        --------- --------- --------- ---------
  Net income - continuing operations ...   14,423     7,882    32,692    16,710
Net income - discontinued operations ...       20         -       110       383
                                        --------- --------- --------- ---------
  Net income ...........................$  14,443 $   7,882 $  32,802 $  17,093
                                        ========= ========= ========= =========

Per share of common stock:
  Net income - continuing operations ...$    1.56 $    0.80 $    3.51 $    1.68
  Net income - discontinued operations .        -         - $    0.01 $    0.04
                                        --------- --------- --------- ---------
    Net income .........................$    1.56 $    0.80 $    3.52 $    1.72
                                        ========= ========= ========= =========
Average shares outstanding .............    9,234     9,888     9,318     9,965
                                        ========= ========= ========= =========
Cash dividends per share ...............$    0.27 $    0.27 $    0.81 $    0.81
                                        ========= ========= ========= =========


See accompanying condensed notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1997         1996
(In thousands)                                         ----------- ------------
Operating Activities:
    Net cash from operating activities ...............$     18,370 $     13,035
                                                      ------------ ------------
Investing Activities:
 Purchases of securities and loans made ..............    (100,026)    (106,868)
 Purchases of real estate and equipment ..............      (1,243)        (262)
 Sales of securities .................................      61,757       29,483
 Maturities of securities and receipts
  from repayments of loans ...........................      35,417       69,236
 Sales of real estate and equipment ..................         798        3,939
 Net proceeds from sale of subsidiary ................           -       17,437
 Increase in short-term investments ..................       5,870       10,003
                                                      ------------ ------------
  Net cash from investing activities .................       2,573       22,968
                                                      ------------ ------------
Financing Activities:
 Repayments of long-term debt ........................      (1,753)      (1,584)
 Acquisition of treasury shares ......................     (19,367)     (27,339)
 Dividends paid ......................................      (7,570)      (8,073)
 Increase (Decrease) in short-term debt ..............       2,000       (2,000)
 Receipts from exercise of stock options .............       4,337        2,165
                                                      ------------ ------------
  Net cash for financing activities ..................     (22,353)     (36,831)
                                                      ------------ ------------
          Cash (decrease) ............................      (1,410)        (828)
Cash at beginning of year ............................       5,141        4,975
                                                      ------------ ------------
          Cash at end of year ........................$      3,731 $      4,147
                                                      ============ ============

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



     3. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement in the fourth quarter of 1997. Had the Company adopted this statement as of September 30, 1997, the Diluted Earnings Per Share would have been $3.45 per share for the nine months ended September 30, 1997 and would have been $1.68 for the same period last year. Diluted Earnings Per Share for the third quarter of 1997 would have been $1.53 compared to $.78 for the same period last year.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                         FOREMOST CORPORATION OF AMERICA
                   OPERATING RESULTS AND FINANCIAL POSITION

Results of Operations

         Foremost Corporation of America reported record operating income per share for the third quarter of 1997. Net income from continuing operations for the third quarter was $1.56, including $.13 per share in realized gains compared to $.80 per share including $.01 per share in realized gains for the same period last year. Net income from continuing operations for the first nine months was $3.51 per share compared to $1.68 per share in 1996. Realized gains of $.61 per share and $.15 per share are included in the first nine months results for 1997 and 1996, respectively.

         The combined loss and expense ratio for the property and casualty group was 87.8% for the third quarter of 1997 compared to 94.9% for the same period last year. The nine months combined ratio was 93.3% compared to 98.7% in the prior year. The improvement in the combined ratio can be attributable to lower catastrophe losses.

         The Company experienced moderate growth in written premium with an increase of 3.0% for the quarter and a 3.1% increase for the first nine months over last year. Mobile home written premium increased for the quarter and the first nine months compared to last year, but the largest increases continue to be in the automobile and homeowners products which has been rolled out into 18 states through the end of the third quarter.

         Written premium by major product line is as follows:

                               Three Months Ended
                                 September 30,                  %
                          -------------------------         Increase
                            1997             1996          (Decrease)
                          --------         --------        ----------
(In thousands)
Mobile Home              $ 95,982         $ 93,755             2.4
RV                         11,760           10,950             7.4
Automobile                  2,753            2,575             6.9
Homeowners                  2,836            2,185            29.8
Other                       1,358            1,888           (28.1)
                         --------         --------       ---------
  Total                  $114,689         $111,353             3.0
                         ========         ========       =========


                                Nine Months Ended
                                 September 30,                  %
                          -------------------------         Increase
                            1997             1996          (Decrease)
                          --------         --------        ----------
(In thousands)
Mobile Home              $278,386         $272,139             2.3
RV                         40,411           40,523               0
Automobile                  9,885            7,845            26.0
Homeowners                  8,110            5,617            44.4
Other                       4,338            4,657            (6.8)
                         --------         --------       ---------
  Total                  $341,130         $330,781             3.1
                         ========         ========       =========

         After-tax investment income from continuing operations decreased 2% in the third quarter to $5,375,000 compared to $5,487,000 for the previous year. For the first nine months of 1997, after-tax investment income declined 3.3% to $15,664,000 compared to $16,192,000 for the same period the previous year. The primary reason for the decrease is the negative impact of the common stock buy backs and the first quarter catastrophe loss payments on the Company's cash flow and investable asset base.

Financial Position

         The principal sources of cash for the first nine months of 1997 were $103.8 million from sales and maturities of investments, $2.0 million from additional borrowings of short-term debt, $18.4 million from operations and $4.3 million from the exercise of stock options. During the first nine months, the Company used $101.3 million for the purchase of investments, purchased $19.4 million of treasury stock, paid $7.6 million in dividends to shareholders and repaid $1.8 million of long-term debt. The Company had $28.6 million in cash and other liquid assets at September 30, 1997.

         Total invested assets on a cost basis increased .6%, or $3.0 million during the first nine months of 1997 compared to year end 1996. Market values of securities available for sale increased $5.4 million net of tax in the first nine months of 1997.

         The Company continued to purchase its common stock under a previously announced buy back plan for up to 2 million shares. During the third quarter of 1997, the Company purchased 36,371 shares of its common stock outstanding. Since the inception of this buy back plan, the Company has purchased 1,723,985 shares.

                           PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
       (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1997.



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


                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:  November 12, 1997                  Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:  November 12, 1997                Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its:  Controller