Form 10-K
period 1997-12-31
FOREMOST CORP OF AMERICA
filed 1998-03-20
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]  For the fiscal year ended December 31, 1997

                         Commission File Number: 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                         38-1863522
(State of Incorporation)                    (I.R.S. Employer Identification No.)

5600 Beech Tree Lane,  Caledonia, Michigan                    49316
(Address of Principal Executive Offices)                    (Zip Code)

Post Office Box 2450,  Grand Rapids, Michigan                 49501
(Mailing Address)                                           (Zip Code)

Registrant's Telephone Number, Including Area Code:  (616) 942-3000

Securities Registered pursuant to Section 12(b) of the Act:

        Common Stock, $1 Par Value                       New York Stock Exchange
            (Title of Class)                           (Name of Each Exchange on
                                                            Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                             No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

            Aggregate Market Value as of March 2, 1998: $481,374,659

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common stock outstanding at March 2, 1998: 27,524,531 shares

                       Documents Incorporated By Reference

Portions of the registrant's proxy statement for its April 30, 1998, annual meeting of stockholders are incorporated by reference in Part III.

                         FOREMOST CORPORATION OF AMERICA

                                Table of Contents


                                                                        Page No.
Part I
  Item 1.             Business                                              1
  Item 2.             Properties                                           10
  Item 3.             Legal Proceedings                                    10
  Item 4.             Submission of Matters to a Vote of Security Holders  11
  Supplemental Item   Executive Officers of the Registrant                 12

Part II
  Item 5.             Market for Registrant's Common Equity and Related
                      Stockholder Matters                                  14
  Item 6.             Selected Financial Data                              15
  Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  16
  Item 8.             Financial Statements and Supplementary Data          23
  Item 9.             Changes in and Disagreements with Accountants on
                      Accounting and Financial Condition                   54

Part III
  Item 10.            Directors and Executive Officers of the Registrant   55
  Item 11.            Executive Compensation                               55
  Item 12.            Security Ownership of Certain Beneficial Owners
                      and Management                                       55
  Item 13.            Certain Relationships and Related Transactions       55

Part IV
  Item 14.            Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                  56

  Signature Page      Signatures of Registrant's Directors                 59

PART I

Item 1. BUSINESS

     Foremost Corporation of America (the "Company") is a holding company which, through its subsidiaries, provides property and casualty insurance primarily for mobile homes and recreational vehicles. The Company believes that in 1997 it was the leading writer of mobile home property and casualty insurance in the United States. The Company also writes private passenger automobile and homeowners insurance.

     The Company sells its property and casualty insurance to mobile home and recreational vehicle owners through independent agents and general agents, as well as through dealer agents. The Company also writes its property and casualty insurance on a direct response basis.

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

     The Company is rated A+ (Superior) by A.M. Best & Co. which is the second highest of the 15 rating categories in the A.M. Best rating system. In addition, in 1997 the Company was, for the third consecutive year, rated among the top 50 insurance companies in the United States with respect to safety, consistency and performance by Ward's Financial Group ("Ward's"), a management consulting and investment banking firm specializing in the insurance industry. Ward's measures the results of approximately 2,600 property and casualty insurance companies over a five-year period and from those results chooses the top 50 companies.

     During 1997, the Company's business was concentrated in the property and casualty insurance market.

     All statements other than statements of historical fact contained in the Form 10-K, including statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Forward-looking statements in the Form 10-K generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include competition from other insurance companies, the uncertainty of reserve estimates, general economic conditions, the effects of governmental regulation and the effects of weather-related catastrophes. All forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential stockholders are cautioned not to place undue reliance on the forward-looking statements made in this 10-K.

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

     Through its P&C subsidiaries, the Company writes mobile home and recreational vehicle property and casualty insurance. The Company also writes dwelling fire, homeowners and automobile insurance. During 1996, the Company discontinued writing collateral protection insurance, which assists a lender by tracking insurance coverage on mobile home loans and ensuring continuity of such coverage. Foremost Property and Casualty Insurance Company primarily writes mobile home property and casualty insurance on a direct response basis pursuant to the Company's exclusive endorsement by the American Association of Retired Persons ("AARP"). See "Marketing -- Direct Response Channel." In addition, the Company writes automobile and homeowners property and casualty insurance based upon endorsements by third parties on a direct basis.

     The Company's property and casualty insurance operations cover all states and the District of Columbia, although not all lines of insurance are sold in all jurisdictions. The following table presents the amounts and percentages of premium written by the Company's property and casualty insurance operations in the ten leading states during 1997:

          State                    Dollars              % of Total Premium
-----------------------    -----------------------    -----------------------
Texas                          $ 75,402,220                    17.5
Florida                          40,887,260                     9.5
California                       39,706,114                     9.2
Michigan                         21,340,005                     4.9
Washington                       16,738,798                     3.9
South Carolina                   15,545,082                     3.6
Georgia                          15,408,151                     3.6
North Carolina                   14,642,484                     3.4
Pennsylvania                     14,468,366                     3.4
Alabama                          12,129,126                     2.8
                           -----------------------    -----------------------
   TOTAL                       $266,267,606                    61.8

         A substantial portion of premium written in Texas is written by Foremost County Mutual Insurance Company, a Texas county mutual insurance company, and reinsured by the Company (included in "premium written and assumed" in the notes to the Consolidated Financial Statements).

         The Company's insurance subsidiaries are subject to statutory restrictions and to supervision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries transact insurance business. For information concerning such restrictions and supervision, including rate regulations, see "Business--Government Regulation."

Other Operations

Secondary Market Financial Services-

     In August of 1982, Foremost Financial Services Corporation ("FFSC") developed a Manufactured Housing Pass-Through program. Under this program FFSC issued certificates which are privately placed with institutional investors. The certificates evidence undivided interests in pools of manufactured housing retail installment obligations ("Contracts"). FFSC is contractually obligated to the certificate holders for servicing of the Contracts. The certificates do not represent an interest in or obligation of FFSC, however, FFSC is obligated, in the event of delinquencies or deficiencies in payments on the Contracts, to advance cash obligations to the extent such advances are reimbursable under the primary insurance policies or the pool insurance policy. Each Contract is covered by a primary policy of private credit insurance written by Foremost Insurance, which also wrote the pool credit insurance policies. Under these secondary market programs, FFSC is currently the Master Servicer of approximately 3,900 contracts with principal balances aggregating approximately $18.5 million. The Company discontinued writing private credit insurance in 1985 and the entire Manufactured Housing Pass-Through program is in a run-off mode.

Insurance Agencies-

     The Company owns several insurance agencies: Foremost Affiliated Insurance Services, Inc., Foremost Home Brokers, Inc., Foremost Express Insurance Agency, Inc., Western Star Underwriters, Inc., Pacific Way Insurance Agency, Inc., Frontier Insurance Agency, Inc., Corvette General Agency, Inc., Sunrise Insurance Agency, Inc., Sunrise Insurance Agency of Arizona, Inc., Sunrise Insurance Agency of Texas, Inc., and Knight Agency, Inc. These agencies generate commission income by selling the Company's specialty insurance products to selected markets.


Marketing

     The Company's primary marketing strategy has been to provide insurance products through three distribution channels: general and independent insurance agents (agency); mobile home and recreational vehicle dealer agents (point-of-sale); and direct contact with insureds (direct response).

Agency Channel-

     The Company writes insurance through numerous independent and a select group of general agents. These agents, many of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company. Under the Company's agency agreement, each agent is authorized to sell and bind insurance policies in accordance with procedures specified in the agency agreement. The Company's marketing force focuses on developing and maintaining relationships in this channel. The Company also owns a number of captive agencies which operate like an independent agency, except that they generally only sell the Company's insurance products.

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

Direct Response Channel-

     The Company utilizes its direct response operation for the offering of mobile home, recreational vehicle, automobile and homeowners insurance to insureds primarily through third party endorsements. In December of 1989, the Company entered into a seven-year agreement with AARP (the "AARP Agreement") pursuant to which AARP has granted the Company the exclusive right to offer the Company's mobile home insurance to AARP members. The AARP Agreement was amended in 1997 extending the term through the year 2004. The AARP Agreement also provides for early termination under certain circumstances, including the unilateral right of AARP to terminate the AARP Agreement in the event of a change in control of the Company (as defined in the AARP Agreement). The Company markets its AARP mobile home policies exclusively on a direct response basis and the Company owns the renewal rights to the AARP policies.

     On June 7, 1996, the Company entered into a seven-year agreement with First USA Federal Savings Bank ("FUSA") pursuant to which FUSA has granted the Company the exclusive right to offer automobile and homeowners insurance to FUSA customers, including its credit card customers. FUSA is the nations fourth largest issuer of credit cards. The Company markets the policies to FUSA customers on a direct response basis and, at year end 1997, automobile insurance was available to FUSA customers in approximately 24 states, and homeowners insurance was available in approximately 21 states. The Company intends to add other states and expects that such insurance eventually will be available in most states.

     During 1997, the Company entered into a multi-year agreement with an agent that represents the Amway Distributors Benefits Association and markets personal lines insurance to approximately 1.2 million independent distributors of Amway Corporation in the United States. In January of 1998, the Company also entered into an agreement with Old Kent Bank to market personal lines insurance to customers and employees of Old Kent Bank and its affiliates. Both of these national programs are available in approximately 24 states for automobile insurance and 21 states for homeowners insurance. The Company also utilizes a direct response mail and telemarketing operation to sell its property and casualty policies to insureds in cases where the Company owns the renewal rights to policy expirations.

Trademarks

     The Company holds a number of registered and common law trademarks that identify the Company's products and services. The trademarks that are most widely used by the Company include "Foremost" and the "interlocking F." Although the registration of "Foremost" will expire on July 29, 2006, and the "interlocking F" on October 13, 2007, further renewals for periods of 20 years currently are available under federal trademark laws.

     The Company believes that consumers identify its products and services by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the United States. The Company is also the holder of several other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable law.

Underwriting

     The objectives of the Company's underwriting and ratemaking strategy is to achieve underwriting profits as well as to generate investable assets. Each of the Company's P&C subsidiaries designs its own coverages and sets its own rates for its policies; however, the Company's P&C subsidiaries incorporate some of the standard coverages and rates developed by ratemaking bureaus. Each prospective policy is underwritten and rated based upon a combination of factors which include, in the case of mobile homes, type of mobile home, location and other risk characteristics. Through this practice the Company seeks to write policies only for those risks which meet its underwriting criteria.

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

     The significant increase in catastrophe events since 1989 requires that the Company manage its risk concentrations, especially in areas prone to hurricane, flood and earthquake. Over the last several years the Company has implemented various restrictions on new business writings in some areas and also has implemented non-renewals of policies in certain coastal areas running from Maine to Texas on the Atlantic Ocean and the Gulf of Mexico (including Florida) and California on the West Coast, to limit the Company's exposure to these catastrophes. During 1997, the Company took action against another catastrophic risk by starting the process of eliminating flood coverage from the majority of the Company's mobile home policies. By the end of 1998, the Company anticipates that approximately 80% of its policies will have the flood coverage removed from mobile home policies, which will dramatically reduce the Company's exposure to loss due to flooding.

Claims

     Approximately 97% of the Company's claims are handled by its own staff of claim adjusters and the remainder by independent adjusters. Independent claim adjusters are primarily used by the Company to assist in handling claims in areas where insurance volume does not warrant the maintenance of a staff adjuster and for certain non-mobile home related claims. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent the Company. In view of the Company's commitment to mobile home and recreational vehicle property and casualty insurance, the Company conducts training programs for its adjusters on mobile home and recreational vehicle construction and the settlement of mobile home and recreational vehicle claims. The Company believes that the extensive use of its own trained claims adjustment staff as opposed to independent adjusters permits it to more expeditiously settle claims and limit underwriting losses and loss adjustment expenses. The Company intends to follow the same approach in its automobile and homeowners business by training its own adjusters as justified by the volume of business in geographic areas.

Loss and Loss Adjustment Expense Reserves

     The Company maintains reserves for the payment of losses and loss adjustment expenses for both reported and unreported claims. Loss reserves are estimated at a given point in time at what the insurer expects to pay in incurred losses based on facts and circumstances then known. Loss adjustment expense reserves are intended to cover the ultimate cost of settling all losses and defending lawsuits resulting from such losses. The amount of loss reserves and loss adjustment expense reserves for reported claims primarily is based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The amount of loss reserves and loss adjustment expense reserves for incurred but not reported claims is determined on the basis of historical information by line of insurance. Neither generally accepted accounting principles nor statutory reserves represent an exact calculation of future benefit liabilities but are instead estimates made by the Company using actuarial and statistical methods. Ultimate liability may be greater or lower than reserves, and there can be no assurance that any such reserves would be sufficient to fund future liabilities in all circumstances. Reserves are monitored closely and are reviewed by the Company quarterly using new information on reported claims. The Company obtains a certification of the adequacy of its reserves as of each December 31st by independent actuaries. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

Limits of Insurance Coverage and Reinsurance

     The Company offers property coverage based on the actual cash value, or replacement cost, of the risk, depending on the coverage form written. The Company's published limits of liability for mobile home physical damage varies by state, with the highest limit being $125,000 for the states of Arizona, California, Oregon and Washington, with the countrywide average mobile home insured at approximately $24,000. The Company's published limits of liability for its homeowners physical damage is typically $700,000. The Company maintains an excess of loss reinsurance policy for its homeowners programs, ceding 95% of each individual loss in excess of $250,000. Personal effects coverage is written at a percentage of the dwelling amount, usually 20-75%, depending on the coverage form written. The Company's published limits on liability coverage range from $25,000 to $500,000 per liability occurrence for mobile homes, and vary with other products depending on the needs and qualification of the policyholders. The Company reinsures 100% of any single liability which exceeds $500,000.

     A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium. Although the ceding of the insurance risk does not discharge the original insurer from its primary liability to its policyholder, it is the practice of insurers for accounting purposes to treat the reinsured risks, to the extent of the insurance ceded, as though they were risks for which the original insurer is not liable since the original insurer only would assume liability in those situations where the reinsurer is unable to meet the obligations assumed under the reinsurance agreements.

     The Company's P&C subsidiaries maintain reinsurance protection for catastrophes which indemnify the Company for aggregate catastrophe loss in excess of the Company's retention up to the reinsurance treaty limits. The aggregate reinsurance treaty also is subject to certain deductibles. The Company's P&C subsidiaries also maintain single occurrence catastrophe reinsurance for certain counties in the state of Florida and the entire states of Washington and Georgia, which indemnifies the Company for the major part of each single incurred loss in excess of the Company's retention up to the reinsurance treaty limits. During 1997, the Company's P&C Subsidiaries obtained single occurrence excess catastrophe reinsurance to cover their exposure to flood losses in the states of California, Kansas, Missouri, New York, Oregon, Pennsylvania, Texas and Washington. This reinsurance contract indemnifies the Company for the major part of a single incurred flood loss in excess of the Company's retention up to the reinsurance treaty limit. The Company reviews its catastrophe retention and reinsurance coverage limits annually and adjusts such limits as appropriate.

     The Company monitors the financial condition of the reinsurers and attempts to place its coverage only with substantial, financially sound carriers. Due to fluctuations in capacity in the reinsurance market, there can be no assurance that the Company's reinsurance agreements will be continued on current terms.

     The severity of weather-related and similar catastrophes in recent years has demonstrated to insurers, including the Company's insurance subsidiaries, that most assumptions on the damage potential of catastrophes were too optimistic. The Company's insurance subsidiaries maintain records showing concentrations of risks in catastrophe prone areas of the United States. The Company's insurance subsidiaries regularly assess their concentration of underwriting exposures in catastrophe prone areas and develop strategies to manage their exposure to catastrophic events, subject to regulatory constraints.

Government Regulation

     The Company's insurance subsidiaries are subject to regulation and supervision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries are licensed to transact insurance business. Such regulation and supervision relates to, among other things, capital and surplus requirements, solvency standards, payments of dividends to stockholders, licensing to permit the transaction of business, licensing of agents, policy form and rate regulation, deposits of securities, methods of computing reserves and investment standards and diversification. These regulations are intended primarily to protect policyholders rather than stockholders. Such subsidiaries also are required to file detailed annual and other reports with the regulatory agencies in each of the states in which they do business and their business and accounts are subject to examination at any time by such agencies. Under insurance statutes and procedures established by the National Association of Insurance Commissioners ("NAIC"), the Company's insurance subsidiaries are examined periodically by one or more of the supervisory agencies on behalf of states in which these subsidiaries do business for both financial condition and market conduct practices. The last financial examination of the Company's property and casualty insurance subsidiaries was completed in 1996 which examination covered the period from January 1, 1993 through December 31, 1995, except Foremost County Mutual Insurance Company which was examined in 1996 for the period from July 1, 1994 through December 31, 1995; American Federation Insurance Company which was examined in 1996 for the three-year period ending December 31, 1994, and Foremost Property and Casualty Insurance Company which was examined in 1996 for the period January 1, 1989 through December 31, 1995.

     The insurance laws of most states generally provide that all property and casualty insurance companies which do business in their state must belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring solvent property and casualty insurance companies to pay certain insurance claims of insolvent insurers. The rules of such guaranty associations assess insurers in order to pay these claims proportionately to such insurer's share of voluntary premiums written in the given state. While most guaranty associations provide a procedure for recoupment of assessments through rate increases, rate surcharges or premium tax credits, there is no assurance that insurers recover these assessments, and the time value of money becomes a cost to the insurer assessed. The Company's share of these assessments are not expected to have a material impact on the business of the Company's P&C subsidiaries.

     Many states have formed statutory residual market associations or plans to write certain higher risk property and casualty insurance, which risks are not eligible for the private market. These associations cover such risks as wind and water in coastal areas, assigned risk for automobile, workers' compensation, FAIR plans for homeowners and various other joint underwriting associations due to capacity shortfalls in the private market. By statute, each private insurer writing voluntary business of the type written under the residual market plans in the state must be a member of these associations and, depending on the plan, may be required to accept certain of these risks and also is required to participate in the profit or loss of the association or plan. Exposures under these plans are higher than voluntary writings because the plans accept higher risk business and rates charged for this business are often lower than actuarially required due to political influence of the governmental agency operating these plans. In recent years, the Florida Residential Property and Casualty Joint Underwriting Association and the Florida Windstorm Underwriting Association have grown in the amount of exposures assumed due to the growth of wind and water exposure in Florida with continued real estate development. The shortage of private capacity after Hurricane Andrew in 1992, compounded by the inability of private insurers and such Florida associations to secure regulatory approval of adequate rates for business written in the coastal areas, has caused further growth of exposures in these Florida associations. Florida also has imposed a non-renewal moratorium which places annual limits on the amount of business an insurer may non-renew in that state.

     Unprecedented catastrophe losses in recent years have prompted insurers to more aggressively limit their exposures to catastrophes. Such actions have in turn created insurance availability problems in certain areas. In response to this environment, activity at the state regulatory level has occurred. During 1995, the California legislature authorized the establishment of the California Earthquake Authority, which will provide an alternative facility to California consumers for obtaining insurance to cover the earthquake peril. A similar situation exists in Florida where a state-sponsored insurance facility has accepted a significant number of insureds as a response to insurance companies continuing to limit the amount of their Florida business.

     Insurers also are required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. The Company's insurance subsidiaries' shares of these involuntary risks is mandatory and generally a function of their respective share of the voluntary market by line of insurance in each state.

     In recent years, increased scrutiny of state-regulated insurer solvency requirements by certain members of the Unites States Congress resulted in NAIC developing industry minimum risk based capital ("RBC") requirements, and establishing a formal state accreditation process designed to more closely regulate solvency, minimize the diversity of approved statutory accounting and actuarial practices and increase the annual statutory statement disclosure requirements. RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, RBC formula and related regulations identify various levels of the capital adequacy and corresponding actions that the state insurance departments should initiate. As of December 31, 1997, all of the Company's property/casualty affiliates had adjusted capital amounts in excess of Company Action Levels.

     As the Company has implemented steps to reduce its exposure to catastrophes in catastrophe prone areas, it has encountered resistance to non-renewal actions from insurance regulators of the state of Florida. However, the Company currently believes that it will be able to continue its efforts to manage catastrophe exposures, but with some delays and compromises imposed by state insurance regulators.

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

     The federal government also has the power to regulate the insurance business if the various states fail to regulate such business. Except in a few limited areas, the federal government has not exercised its power. The United States Congress has considered the issue of federal regulation of certain aspects of the insurance industry and it is possible that it may adopt federal legislation in the future. Although Congress has not issued laws regarding the regulation of insurance, fair housing activists, including private advocacy groups, the United States Department of Housing and Urban Development's ("HUD") Office of Fair Housing and Equal Opportunity and the United States Department of Justice, have taken steps to limit or attack the use of certain risk-based methods for underwriting and pricing homeowners insurance under the Federal Fair Housing Act, even though the act does not apply to insurers by its terms. Such activity has increased over the past several years. Although regulation of insurance is reserved to the states, these fair housing activists have had some success both in the courts and through private settlements in regulating certain insurance practices which they claim deprive people of housing through unfair and discriminatory "redlining." Recent efforts to challenge risk-based insurance practices have been facilitated through the legal concept of "disparate impact," that a policy or practice based on race-neutral criteria may nevertheless constitute illegal discrimination if it has a disproportionate adverse impact on minorities. If fair housing activists and the executive branch of the federal government succeed in challenging certain underwriting and pricing practices, insurers may have to abandon certain practices that, while based on risk-based criteria, may yield a disparate racial impact. This could result in less variation in rates according to individual risks and a higher average premium for most risks to subsidize high loss groups of customers. Despite activists' efforts, the United States Congress, in its 1997 and 1998 Appropriations Bill, included a statement reaffirming that regulating property insurance was not intended to be covered by the Fair Housing Act, prohibits HUD from using funds for insurance regulatory activities and also limits the funds that HUD can use for grants to private advocacy groups for actions under the Fair Housing Act.

Competition

     All lines of business in which the Company engages are competitive. Large national companies account for much of the competition, although the types of insurance coverages sold by the Company are usually a relatively small portion of those companies' businesses. Such national competitors are larger and have greater resources available to them than the Company. In addition to large national companies that compete in the Company's markets, other companies specialize in the same types of insurance coverages and compete directly with the Company, primarily in limited geographical areas. The Company competes primarily on the basis of value although some of the Company's competitors use price competition with respect to both premium rates and commission rates offered to agents.

Working Capital

     The Company maintains liquid assets in excess of an amount needed to pay its current operating expenses and claims.

Dependency Upon Single Customer

     No single customer of the Company accounted for 10% or more of the Company's consolidated revenues in 1997, 1996 and 1995 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.

Environmental Regulations

     Compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse affect on the Company's expenditures or earnings.

Employees

     The Company and its subsidiaries employed approximately 1,156 persons as of December 31, 1997. The Company presently considers its employee relations to be good.

Financial Information By Business Segment

     Financial information by business segment for the five years ended December 31, 1997 appears in Note 13 to the Consolidated Financial Statements included in
Item 8. below.

Item 2. PROPERTIES

     During 1988, the Company purchased a 587 acre parcel of land in Caledonia Township (southeast of Grand Rapids, Michigan) and constructed a 260,000 square foot corporate headquarters building on part of this property. Approximately 36 acres of this parcel currently is used for the corporate headquarters and the balance of the parcel is held as investment property. During 1997, the Company began construction of a 98,000 square foot office facility on part of its Caledonia Township property to house its growing workforce. The Company also sold approximately 26 acres of its property to the State of Michigan for a right of way for the M-6 Interstate Highway. The Company also leases several facilities in Cascade Township near Grand Rapids, Michigan for an additional 75,000 square feet of office, distribution, printing and warehouse space. The Company has other short-term leasehold interests in real property used for its claim service offices and captive agencies throughout the country.

Item 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as the proceedings described below, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for the following claims is not determinable at December 31, 1997.

     The Company was named as a defendant in a number of similar individual lawsuits and several related class actions filed in various county Circuit Courts in the state of Alabama and in the United States District Court for both the Northern and Southern Districts of Alabama (the "Alabama Litigation"). The cases in the Alabama Litigation have sought both compensatory and punitive damages. In general, the complaints alleged that the Company or its Alabama agents failed to disclose information about insurance coverages and premium structure, misinformed policyholders about coverages or policy provisions and in other ways misrepresented the nature and extent of insurance sold in Alabama. The Company denies all allegations and is vigorously defending each suit. The compensatory damages, if any, in the cases have been nominal for each individual claimant. The primary risk exposure facing the Company involves the plaintiffs' claims for punitive damages.

     During the past year, the principal individual and class actions against the Company in the Alabama Litigation have been settled or resolved. In connection with the settlement of a group of the individual actions, three Alabama circuit courts have entered orders providing that, with respect to all claims or theories alleged in the cases settled, the portion of the settlement amount allocated to punitive damages is sufficient to both fully punish the Company and to deter others from engaging in similar activities. In connection with the settlement of the principal Alabama class action, the Company has obtained general releases from Alabama policyholders resolving further claims against the Company, except for claims by persons who affirmatively "opted out" of the settlement. The Company believes that these individual and class action settlements have significantly reduced the Company's risk exposure in the Alabama Litigation, and intends to continue its vigorous defense of the fewer remaining lawsuits.

     In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against Foremost Insurance Company and other affiliated companies in a diversity action filed in the United States District Court for the Northern District of Iowa, Central Division, for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company believes the verdict was erroneous and filed post-judgment motions for a judgment notwithstanding the jury verdict, a new trial and remittitur. On July 3, 1997, the trial court set aside the $8 million punitive damage verdict, but denied the Company's other post-trial motions. In December of 1997, the court conducted a new trial to determine whether punitive damages were warranted and, on January 21, 1998, the court awarded $4 million in punitive damages. The Company strongly believes that the punitive damage award is excessive and is not supported by the facts. The Company is appealing both the prior compensatory award and the punitive damages assessed by the trial court. The Company has not accounted for the damages in its financial statements, because the amount of the loss cannot be reasonably estimated.

     In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints seek unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. This case initially was removed by the defendants to federal court, but has since been remanded to the Circuit Court for Waupaca County, Wisconsin, where defense motions are now pending to dismiss all claims and decertify the national class. The Company believes that the ex parte conditional certification of the class by the Wisconsin state court was erroneous and that the plaintiffs' claims lack merit. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, initially was dismissed by the trial court on the Company's motion. Plaintiffs then filed amended pleadings, and the Company renewed its motion to dismiss, which is now pending before the trial court. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, has been stayed. The Company is vigorously defending all of these cases and believes that none has merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

     In August 1996, a plaintiff brought a state class action in the District Court of Travis County, Texas, 201st Judicial District, against the Company alleging misrepresentations in connection with the sale of the Company's recreational vehicle and mobile home insurance products in Texas. The complaint seeks unspecified compensatory and punitive damages. The Company is vigorously defending the case both as to the plaintiff's demand for class certification and on the merits of the claims. The Company has not established a specific reserve for this action, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

     In September 1997, a plaintiff brought a state class action in the United States District Court the Southern District of Mississippi, Hattiesburg Division, alleging the failure to disclose information about insurance coverages and premium structure under policies sold in Mississippi. The Company has denied all allegations, and is vigorously defending the suit, both as to the plaintiff's demand for class certification and on the merits of the claims. The Company has not established a specific reserve for this action, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item. - EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company. The information concerning executive officers who are not directors has been omitted from the registrant's Proxy Statement for the April 30, 1998 Annual Meeting of Stockholders pursuant to Instruction 3 of Regulation S-K Item 401(b).


Richard L. Antonini
Age: 55
Officer Since: 1972

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



Kenneth C. Haines
Age: 38
Officer Since: 1994

     Mr. Haines was elected to the office of Controller of the Company on September 1, 1994 from the position of Assistant Controller. Mr. Haines has been employed by Foremost Insurance Company, a subsidiary of the Company, since September 1986.



John J. Hannigan
Age: 50
Officer Since: 1987

     Mr. Hannigan was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Hannigan joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1983 and was elected to the position of Executive Vice President of that Company in 1986.



David A. Heatherly
Age: 47
Officer Since: 1987

     Mr. Heatherly was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Heatherly joined Foremost Insurance Company, a subsidiary of the Company, as Vice President in 1984 and was elected to the position of Executive Vice President of that company in 1986.

Larry J. Orange
Age: 55
Officer Since: 1987

     Mr. Orange was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Orange has been employed by Foremost Insurance Company, a subsidiary of the Company, since 1969 and as a Vice President since 1980. Mr. Orange is also President of Foremost Financial Services Corporation. Mr. Orange was elected Director of the Company in 1993.



F. Robert Woudstra
Age: 52
Officer Since: 1983

     Mr. Woudstra was elected to the office of Executive Vice President of the Company on March 1, 1987 and has been Treasurer since June 29, 1983. Mr. Woudstra has been treasurer of Foremost Insurance Company, a subsidiary of the Company since 1976. Mr. Woudstra was elected Director of the Company in 1988.



Paul D. Yared
Age: 48
Officer Since: 1982

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

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


                           PRICE RANGE OF COMMON STOCK

     The Company's common stock has been listed on the New York Stock Exchange since April 17, 1996 under the symbol "FOM." Prior to April 17, 1996, the Company's common stock was traded on The Nasdaq Stock Market under the symbol "FCOA." The Company declared a three-for-one stock split for holders of record on January 5, 1998. The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, as reported by the New York Stock Exchange or The Nasdaq Stock Market, as applicable. The stock prices shown below have been retroactively adjusted to reflect the three-for-one stock split.

1997                                                          High         Low
----                                                        -------      -------
First Quarter.............................................   $20.20       $19.05
Second Quarter ...........................................    20.00        17.70
Third Quarter ............................................    20.31        18.50
Fourth Quarter ...........................................    23.56        19.19

1996                                                          High         Low
----                                                        -------      -------
First Quarter ............................................   $20.17       $16.92
Second Quarter ...........................................    19.37        17.32
Third Quarter.............................................    19.05        18.05
Fourth Quarter ...........................................    20.00        18.00



     The number of stockholders of record of the common stock was approximately 1,154 on March 2, 1998.


                                    DIVIDENDS

     The Company has paid regular cash dividends on its Common Stock each year since 1978. In 1997 and 1996 the Company paid a regular quarterly dividend of $.09 per share of Common Stock, an annualized rate of $.36 per share, as adjusted for the three-for-one stock split. On December 17, 1997, the Company announced a three-for-one stock split payable on January 20, 1998 to stockholders of record on January 5, 1998. On February 2, 1998, the Company declared its first quarter dividend of $.09 per share. The Company expects to continue to pay dividends but its ability to pay future dividends necessarily will depend upon its earnings and financial condition.

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

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA

Consolidated Financial Information         1997           1996           1995           1994           1993
-----------------------------------    -----------    -----------    -----------    -----------    -----------
(All dollar amounts, except share
   data and ratios, in thousands)
Insurance premium written and
  assumed - continuing operations ..   $   434,964    $   421,100    $   426,988    $   416,244    $   397,750
Net insurance premium earned -
  continuing operations ............   $   429,210    $   427,565    $   426,282    $   409,929    $   399,640
Total income - continuing operations   $   469,756    $   461,126    $   457,453    $   440,126    $   433,070
Net income - continuing operations .   $    50,756    $    23,168    $    43,238    $    27,436    $    30,048
Net income .........................   $    50,866    $    23,529    $    45,325    $    29,697    $    32,240
Earnings per share - continuing
  operations .......................   $      1.82    $      0.79    $      1.41    $      0.86    $      0.93
Earnings per share .................   $      1.82    $      0.80    $      1.48    $      0.93    $      1.00
Total assets .......................   $   744,780    $   721,578    $   746,052    $   703,751    $   725,253
Invested assets - continuing
  operations - at cost .............   $   481,300    $   468,559    $   472,745    $   433,373    $   445,808
Invested assets - continuing
  operations - at market ...........   $   513,460    $   494,775    $   494,346    $   428,724    $   466,888
Short-term debt outstanding ........   $     2,687    $     2,434    $     4,199    $     9,981    $     7,795
Long-term debt outstanding .........   $    89,514    $    92,417    $    95,048    $    97,425    $   105,568
Stockholders' equity ...............   $   255,451    $   231,422    $   244,197    $   206,626    $   213,122
Stockholders' equity per share .....   $      9.22    $      8.07    $      8.11    $      6.64    $      6.63
Return on beginning stockholders'
 equity - continuing operations ....          21.9%           9.5%          20.9%          12.9%          16.2%
Return on beginning stockholders'
 equity ............................          22.0%           9.6%          21.9%          13.9%          17.4%
Average shares outstanding .........    27,891,076     29,593,929     30,665,397     31,810,752     32,159,553
Shares outstanding at year end .....    27,700,872     28,686,972     30,104,340     31,097,988     32,163,429
Dividends paid per share ...........   $      0.36    $      0.36    $      0.36    $      0.36    $      0.36
Price range - high .................   $     23.57    $     20.17    $     17.33    $     12.50    $     12.06
Price range - low ..................   $     17.71    $     16.92    $     11.83    $     10.08    $     10.50
Price/earnings ratio ...............         10-13          21-25           8-12          11-13          11-12
Number of stockholders .............         1,147          1,202          1,272          1,338          1,381
Number of employees ................         1,156          1,077          1,015          1,008          1,093

Property and Casualty Information:
Statutory policyholders' surplus ...   $   220,522    $   201,320    $   200,458    $   181,269    $   176,245
Ratio of net premiums written to
 statutory policyholders' surplus ..           1.9            2.0            2.1            2.1            2.1
Ratio of loss and loss expense
 reserves to statutory
 policyholders' surplus ............           0.4            0.5            0.5            0.5            0.6
Combined loss and expense
 ratio-GAAP basis ..................          91.0%          98.7%          91.1%          96.3%          95.9%

     The selected financial data shown on the prior page for the Company for each of the five years in the period ended December 31, 1997, has been derived from consolidated financial statements of the Company, which have been audited by the Company's independent auditors, BDO Seidman, LLP. The data should be read in conjunction with the consolidated financial statements and related notes thereto, Supplementary Financial Data and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Items 7 and 8 of this Form 10-K. All share and per share data have been restated in accordance with Financial Accounting Standards Board No. 128 and retroactively adjusted for the increased shares resulting from the three-for-one stock split distributed in January 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section provides a narrative discussion about the Company's results of operation and financial condition. The following should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS
Written Premium

     Written premium for the property and casualty segment was $435 million in 1997, which represents an increase of 3.3% over the $421 million written in 1996. The 1996 writings were 1.4% less than the $427 million written in 1995, while 1995's total was up 2.6% from the previous year.

     Within the property and casualty segment, combined written premium for the Company's specialty line products of mobile home, motorhome and travel trailer increased 2% in 1997 to $405.1 million following a decline of 1% in 1996 and an increase of 3% in 1995 when written premium in these lines was $397 million and $401.4 million, respectively. Over the years, the growth in these lines has been slowed by the Company's catastrophe exposure management programs. The Company's BASIC product, a dwelling fire and ACV homeowners insurance program distributed through independent agents, experienced solid growth in 1997. This specialty product had $7.4 million written in 1997. The Company expects moderate growth in these specialty lines in the future as it continues to pursue profitable opportunities.

     The Company's standard lines of automobile and homeowners insurance combined for total written premium of $24.6 million in 1997, an increase of 37% over the $18 million written in 1996, which was 7% less than the $19.3 million written in 1995. The Company's direct marketing of auto and homeowners insurance through third-party endorsements expanded during 1997 as these programs are now available in 24 states. The Company also signed more third party endorsements during 1997. The Company believes that these endorsements provide favorable growth opportunities in the future.

     On October 13, 1997, the Company signed an extension of the exclusive endorsement of the Company by the American Association of Retired Persons
(AARP), to offer mobile home insurance to its members through the year 2004. The results of this program, since its inception in 1989, encouraged both parties to extend their relationship five years beyond the original agreement's expiration date.

Underwriting Results and Loss Reserves

     The combined loss and expense ratio for the Company's property and casualty insurance operations was 91.0% in 1997 compared to 98.7% in 1996 and 91.1% in 1995. The underwriting profit from these operations was $38.6 million in 1997, $5.5 million in 1996, and $38.2 million in 1995. The Company believes that its emphasis on rate adequacy, disciplined underwriting, catastrophe exposure management and strategic expense reduction and management programs, have contributed significantly to the Company's positive underwriting results over the last several years.

     Catastrophe losses' impact on property and casualty results declined in 1997 to, net of reinsurance, $36.9 million, compared to the record levels in 1996 of $69.7 million and $51.9 million in 1995. The only major storms of 1997 occurred in the Northwest during the first quarter of the year. The record catastrophe losses of 1996 resulted from significant storms in the Northwest and Northeast portions of the country during the first and fourth quarters. These storms created massive damage in Oregon, Washington, Pennsylvania and New York. Hurricane Fran also struck North Carolina in the third quarter of 1996. During 1995, hurricanes Opal and Erin along with spring and winter storms in California, Oregon and Washington, contributed to the third worst catastrophe year in the Company's history.

     Management monitors its exposure to catastrophic risk and has taken aggressive action in coastal areas and earthquake prone areas to reduce the Company's risk to hurricane and earthquake losses. During 1997, the Company took action against another catastrophic risk by starting the process of eliminating flood from the majority of the Company's mobile home policies. By the end of 1998, the Company anticipates that approximately 80% of its policies will have flood coverage removed, which will dramatically reduce the Company's exposure to loss due to flooding. In 1995, the Company started a coastal strategy which eliminated approximately 24,000 policies in the coastal counties from Maine to Texas. This program of coastal policy reduction was substantially completed by June 30, 1996. The Company has further reduced its exposure to hurricane loss by not writing any significant amount of new business in Florida since 1992. Management has pursued the reduction of the Company's earthquake exposure by non-renewing 21,000 policies in California with units greater than $50,000 in value since 1994. Attrition also has contributed to the reduction of earthquake exposure, pushing the total policy decline in California to approximately 50,000 since 1994. Since July 1, 1995, the Company's policies only provide earthquake coverage on an optional basis, which has reduced exposure to catastrophic loss due to earthquakes. Management will continue to take appropriate actions in the future where deemed necessary.

     Management is committed to controlling expenses and has aggressively managed the Company's acquisition costs and general and administrative expenses. All expense categories are closely monitored and employees are constantly challenged to develop ideas and programs to continually improve results. These actions have helped reduce the Company's expense ratio from a high of 42.7 in 1988 to its current level of 34.0 in 1997.

     The Year 2000 issue is the result of computer programs being written using two digits to define the applicable year instead of four. The problem exists when time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and a date dependency for many of its applications. The Company has done a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 problem. The Company has a comprehensive, written plan, which regularly is updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Company. The Company also has hired an outside consulting firm to assist in this conversion process and is half way through the modification of its computer programs to the four digit fields. Management also has reviewed its Year 2000 exposure to third party customers, distributors, suppliers and banking institutions. They have determined the exposure to be limited but are in the process of obtaining certification of compliance letters.

     The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998 and

1999. The Company's goal is to perform tests of its systems and applications during 1998 and 1999 and to have all systems and applications compliant with the century change by the middle of 1999, allowing the remaining time to be used for validation and testing.

     The Company spent approximately $3.8 million to remediate Year 2000 issues in 1997 and expects that it will spend approximately $4 million and $1 million in 1998 and 1999, respectively. These costs primarily will consist of professional fees paid to third party providers of remedial services. It is the Company's policy to expense all costs associated with these systems changes. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

     Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations or liquidity.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.

     In conjunction with the new direct marketing of automobile and homeowners insurance, the Company has invested in a new policy processing system that is being developed and is expected to be operational in the fall of 1998. The $4.1 million cost incurred in connection with this system during 1997 was capitalized and will be expensed over the life of the system starting in 1998. The total cost of the project is currently estimated to be approximately $12 million.

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

     The Company engages an outside actuarial firm to attest to the adequacy of its carried property and casualty reserves. This firm has rendered their opinion for the year ended December 31, 1997, and they attest to the adequacy of the Company's held reserves. The Company is committed to maintaining adequate loss reserves and places a high priority on balance sheet integrity.

     The Company discontinued writing private credit insurance in 1985, and established a reserve to cover anticipated losses from the run-off of the product. The experience in the run off of this business has been positive, and accordingly, management reduced the reserve by $650,000 in both 1997 and 1996, and $1.9 million in 1995. These reductions are not reflected in the underwriting results of the insurance operations, but are a component of the parent company and other operational results. The majority of these policies will run off in 1999. Management believes that the aggregate reserves for this discontinued product are adequate at December 31, 1997, but will continue to review and adjust such reserves as needed.

Sale of Life Insurance Subsidiary

     On June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life

Company. The sale yielded net after-tax proceeds of $17.4 million and the Company incurred an after- tax loss of $698,000 as a result of the sale. The majority of the net proceeds were utilized to repurchase the Company's common stock under the stock buy-back program approved by the Board of Directors. The financial results of the life insurance segment and the sale are reflected in the financial statements as discontinued operations.

     In 1989 and 1990, Foremost Life Insurance Company assumed credit life premiums under various reinsurance treaties. In the fourth quarter of 1990, the ceding companies were declared insolvent and placed into liquidation. In accordance with the sales document, in June of 1996 the amount reserved to cover these reinsurance treaties was transferred to an escrow account. On July 31, 1997, the Company and the Liquidator settled all outstanding reinsurance and legal issues regarding these treaties. The escrow account was closed with the Company recording an after tax gain of $110,000 which is included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

     In the years 1995 through 1997, the Company and its subsidiaries generated positive cash flow of $130.6 million from operations, and paid back $13.2 million on long-term borrowings. The Company paid $31.8 million in dividends during the same period and repurchased $62.5 million of its common stock. For year to year comparisons of cash flow items, see the "Consolidated Statements of Cash Flows" on page 27.

     The Company expects continuing positive cash flow from operations. Additionally, the investment portfolios of the Company's insurance operations have been structured to provide liquidity for operations. The portfolios are structured so that on average, approximately $27 million of investments mature every year over the next ten years, and are available for reinvestment or use in operations as required. The insurance products written by the Company's insurance subsidiaries are primarily property coverages which result in rapid claim payments. The average maturity of investments is between five and six years, which provides adequate asset/liability matching.

     Significant cash requirements in the future include the Year 2000 and new policy processing system projects that were discussed previously, along with the construction of a new 98,000 sq. ft. building in the Company's Kraft Lake Office Park to be used in operations. This $10 million project is to be completed by the fall of 1998 and will be funded from operations. As of December 31, 1997, $1.5 million of construction in progress is included in real estate and equipment. The Company believes that its liquid assets plus cash flow from operations will be adequate to meet all foreseeable cash requirements.

     In February 1994, the Company's Board of Directors approved a stock buy-back program on a pre split basis, of up to 1 million shares, which was raised to 2 million shares by subsequent Board approval of 500,000 share increments in March and December of 1996. In December 1997, the Board of Directors raised the program to 3 million shares by authorizing the repurchase of an additional 1 million shares. Since the inception of this buy-back program, the Company has repurchased 1,762,238 shares. During 1997, the Company repurchased 480,258 of its shares, of which 143,646 were repurchased from employees who exercised stock options during the year. After the adjustment for the three-for-one stock split in January 1998, the total shares available under the authorization for the repurchase program is 3,666,786 shares. The Company will continue to evaluate the purchase of its common stock from excess capital.

     At December 31, 1997, the Company's capital structure consisted of 27,700,872 common shares outstanding, which reflects the Company's three-for-one stock split payable on January, 20 1998.

     The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.

Capital

     In 1995, the Company negotiated and entered into a credit agreement under which its lenders committed to provide a seven year non-amortizing $50 million term loan and a five year $40 million revolving credit facility. At year end 1997, $50 million remained outstanding on the term loan, and $8 million was outstanding on the revolving credit facility. In addition to the remaining $32 million available under the revolving credit facility, the Company has an uncommitted line of credit facility which may not exceed $20 million at any one time. This unsecured credit agreement expires on June 30, 1998.

     During 1995, the Company entered into an interest rate swap agreement to effectively fix the interest rate at 7.15% on the $58 million outstanding under the new credit agreement. The swap will expire on August 31, 2000. In November 1997, the swap agreement was amended with the following changes: the interest rate was dropped to 7.095%; the maturity was extended to August 31, 2002 and the notional amount will be decreased from $58 million to $50 million on August 31, 2000. The interest rate swaps are non-amortizing. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible. The Company does not hold or issue any other forms of derivative financial instruments.

INVESTMENTS

     After-tax investment income decreased by 3% in 1997, after increasing by 1% in 1996 and 7% in 1995. The decline in 1997 and the relatively flat results for 1996 were primarily due to the impact of catastrophe loss payments and common stock buy-backs on the Company's cash flow and investable asset base in the first quarter of 1997 and for the entire year of 1996. Declining interest rates also impacted the investment income results of 1997 and 1996. The increase in 1995 resulted from positive cash flow generated from the strong underwriting performance during that year.

     The relatively strong stock market and the Company's investing strategy allowed unrealized capital gains to grow to $32 million at year end 1997 compared to $25 million at year end 1996 and $21 million at year end 1995. The Company was also able to realize after-tax gains of $7.9 million in 1997 compared to $2.0 million in 1996 and $312,000 in 1995.

     The Company's financial results over the last several years allows management to take a longer term, total return view of investments. As opportunities become available, the Company has and expects to continue the strategy of increasing its asset allocation to total return investments. These investments consist of common and preferred stock as well as lower-rated bonds and other assets that achieve equity-like returns over a market cycle.

     At December 31, 1997 the Company held securities in its investment portfolio which were either unrated or less than investment grade, high-yield corporate debt securities, including certain preferred stocks and limited partnerships. These securities had a cost basis of $31.5 million, with an aggregate market value of $33.9 million and none of them individually exceeded $5.8 million. These securities have different risks than other investment grade securities. Risk of loss upon default by the borrower is greater with these investments than with other corporate or governmental debt securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions than are investment grade issuers.

     The remaining three real estate properties which were foreclosed upon in 1991 totaling $3.8 million were sold or disposed of during 1996 without any adjustments to their carrying values. No adjustments were made to the carrying values of these foreclosed assets during 1995. The Company has no further foreclosed real estate, nor are any of its real estate related securities in default at December 31, 1997.

     In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified a portion of its fixed maturity investments and its equity securities into a category entitled "securities available for sale" which are adjusted to reflect market value. Due to the restrictive definition of assets qualifying to be categorized as held to maturity, most of the Company's fixed investment securities are considered to be available for sale, and are therefore adjusted to reflect market values. Unrealized investment gains and losses on securities available for sale are credited or charged directly to stockholders' equity net of applicable tax provisions or credits. The net unrealized gain on securities available for sale was an $20.9 million at December 31, 1997, and $16.4 million at December 31, 1996. Although the Company has the general intent and ability to hold most of its fixed maturities to maturity, sales may be made from this category due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations. Since the Company does not purchase fixed maturity investments with a view to resale, the "available for sale" classification does not denote a trading account.

     At December 31, 1997, the Company had $29.1 million of its consolidated assets in cash and other short-term investments.

INCOME TAXES

     In accordance with FASB Statement No. 109, "Accounting for Income Taxes," the Company has recognized certain tax assets whose realization depends upon generating future taxable income. The Company believes that it will realize these tax assets through the generation of future taxable income and other tax planning strategies. There are no tax credit or capital loss carryforwards as of December 31, 1997.

LITIGATION

     The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management, all litigation matters are not expected to have a material adverse effect on the Company's consolidated financial position, operating results, and cash flows. The aggregate ultimate liability, if any, of the Company and its subsidiaries for litigation is not determinable at December 31, 1997.

     For further discussion of the Company's litigation matters, please refer to
Part 1, Item 3.

RISK BASED CAPITAL

     The National Association of Insurance Commissioners requires property and casualty insurance companies to calculate and report information under a Risk Based Capital ("RBC") formula in their statutory annual statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the companies business and includes components for underwriting, asset, interest rate and other risks. The Company's insurance subsidiaries substantially exceeded their RBC statutory surplus standards as of December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted and incorporated into its Consolidated Financial Statements for the year ended December 31, 1997, the following two Financial Accounting Standards Board ("FASB") Statements; Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and Statement No. 128, "Earnings Per Share." The adoption of these pronouncements did not have a significant impact on the Company's financial statements.

     During 1997, FASB issued two statements that were applicable to the Company. Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way businesses report information about operating segments. The American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position, "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain Other Insurance-Related Assessments," which establishes standards of accounting for these items. These new statements and standards are effective for fiscal years beginning after December 31, 1997 and will not have a material impact on the Company's financial statements upon adoption.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements and Supplementary Financial Data


                                                                        Page No.

Financial Statements:
        Consolidated Balance Sheets at December 31, 1997 and 1996          24

        Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                                 25

        Consolidated Statements of Stockholders' Equity for the years
          ended December 31, 1997, 1996 and 1995                           26

        Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                                 27

        Property and Casualty Statements of Income for the years
          ended December 31, 1997, 1996 and 1995                           28

        Parent Company and Other Statements of Operations for the
          years ended December 31, 1997, 1996 and 1995                     28

        Notes to Consolidated Financial Statements                      29-52

Independent Accountants' Report                                            53

Supplementary Data - Results by Quarter                                    54

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,                                                 1997        1996
                                                          ---------   ---------
(In thousands, except share data) Assets:
 Investments-
  Fixed maturities held to maturity ..................... $   1,974   $   2,342
  Securities available for sale:
   Fixed maturities .....................................   376,868     339,860
   Equity securities ....................................    83,677      93,485
  Mortgage loans and land contracts on real estate ......    12,350      12,222
  Investment real estate (net of $1,412 and $1,600
   accumulated depreciation) ............................    11,920      15,169
  Short-term investments ................................    26,656      30,746
                                                          ---------   ---------
   Total investments ....................................   513,445     493,824
 Cash ...................................................     2,409       5,141
 Accrued investment income ..............................     6,293       5,565
 Premiums receivable (net of $75 allowance for
  uncollectible accounts, respectively) .................    71,541      68,076
 Due from reinsurance companies .........................    20,645      21,416
 Other receivables (net of $20 allowance for
  uncollectible accounts, respectively) .................     2,568       5,125
 Prepaid policy acquisition costs .......................    74,179      70,231
 Prepaid reinsurance premiums ...........................       979       1,056
 Real estate and equipment ..............................    38,341      34,439
 Other assets ...........................................    14,380      16,705
                                                          ---------   ---------
  Total assets .......................................... $ 744,780   $ 721,578
                                                          =========   =========
Liabilities:
 Unearned premium ....................................... $ 246,429   $ 241,313
 Insurance losses and loss adjustment expenses ..........    82,722      93,420
 Accounts payable and accrued expenses ..................    33,022      34,053
 Notes and other obligations payable ....................    92,201      94,851
 Income taxes ...........................................    20,853      11,456
 Other liabilities ......................................    14,102      15,063
                                                          ---------   ---------
  Total liabilities .....................................   489,329     490,156
                                                          ---------   ---------
Stockholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 32,467,000 and 14,000,000, respectively ........    32,467      14,000
 Additional paid-in capital .............................   120,536     138,852
 Unrealized appreciation of securities available
  for sale, net of applicable taxes .....................    20,894      16,423
 Retained earnings ......................................   237,621     196,818
 Restricted stock - deferred compensation ...............        (4)         (4)
                                                          ---------   ---------
  Total .................................................   411,514     366,089
 Treasury stock at cost, 4,766,376 and 4,437,676 shares .  (156,063)   (134,667)
                                                          ---------   ---------
  Total stockholders' equity ............................   255,451     231,422
                                                          ---------   ---------
  Total liabilities and stockholders' equity ............ $ 744,780   $ 721,578
                                                          =========   =========

---------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

 Year Ended December 31,                           1997       1996       1995
                                                ---------  ---------  ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned ........ $ 429,210  $ 427,565  $ 426,282
  Net investment income .......................    25,813     27,116     27,308
  Realized gains ..............................    12,181      3,098        480
  Other .......................................     2,552      3,347      3,383
                                                ---------  ---------  ---------
    Total income ..............................   469,756    461,126    457,453
                                                ---------  ---------  ---------
Expense:
  Insurance losses and loss expenses ..........   244,608    276,175    244,081
  Amortization of prepaid policy
    acquisition costs .........................   125,760    122,795    125,115
  Operating ...................................    20,188     25,101     18,183
  Interest ....................................     8,307      8,191      9,711
                                                ---------  ---------  ---------
    Total expense .............................   398,863    432,262    397,090
                                                ---------  ---------  ---------
      Income before taxes .....................    70,893     28,864     60,363
Income tax provision ..........................   (20,137)    (5,696)   (17,125)
                                                ---------  ---------  ---------
  Net income - continuing operations ..........    50,756     23,168     43,238
Net income - discontinued operations ..........       110        361      2,087
                                                ---------  ---------  ---------
  Net income .................................. $  50,866  $  23,529  $  45,325
                                                =========  =========  =========

Earnings per share of common stock:
  Net income - continuing operations .......... $    1.82  $    0.79  $    1.41
  Net income - discontinued operations ........        --       0.01       0.07
                                                ---------  ---------  ---------
    Net income ................................ $    1.82  $    0.80  $    1.48
                                                =========  =========  =========

Earnings per share of common stock - diluted
  Net income - continuing operations .......... $    1.79  $    0.77  $    1.39
  Net income - discontinued operations ........        --       0.01       0.07
                                                ---------  ---------  ---------
    Net income ................................ $    1.79  $    0.78  $    1.46
                                                =========  =========  =========

---------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                     Unrealized                Restricted
                                                       Additional   Appreciation                 Stock-                   Total
                                             Common     Paid-in    (Depreciation)   Retained    Deferred     Treasury  Stockholders'
                                             Stock      Capital    of Securities    Earnings  Compensation    Stock       Equity
                                            ---------  ----------  --------------  ---------- ------------- ---------  ------------
(In thousands except share data)
Balances - January 1, 1995 ................ $  14,000  $  139,380  $       (3,365) $  149,671 $         (16)$ (93,044) $    206,626
Net income ................................                                            45,325                                45,325
Unrealized appreciation of
  securities available for sale,
  net of tax ..............................                                17,167                                            17,167
Stock Options Exercised
   Shares Issued ..........................                   (10)                                                 77            67
   Shares Repurchased .....................                                                                       (81)          (81)
Cash dividends - $.36 per share ...........                                           (11,052)                              (11,052)
Purchase of treasury stock ................                                                                   (14,269)      (14,269)
Other .....................................                   (26)                                       11       429           414
Balances-                                   ---------  ----------  --------------  ----------  ------------  --------  ------------
  December 31, 1995 .......................    14,000     139,344          13,802    183,944             (5) (106,888)      244,197
Net income ................................                                           23,529                                 23,529
Unrealized appreciation of
  securities available for sale,
  net of tax ..............................                                 2,621                                             2,621
Stock Options Exercised
   Shares Issued ..........................                  (595)                                              4,005         3,410
   Shares Repurchased .....................                                                                    (3,256)       (3,256)
Cash dividends - $.36 per share ...........                                          (10,655)                               (10,655)
Purchase of treasury stock ................                                                                   (28,856)      (28,856)
Other .....................................                   103                                       1         328           432
Balances-                                   ---------  ----------  --------------  ---------  -----------    ---------  -----------
  December 31, 1996 .......................    14,000     138,852          16,423    196,818           (4)    (134,667)     231,422
Net income ................................                                           50,866                                 50,866
Unrealized appreciation of
  securities available for sale,
  net of tax ..............................                                 4,471                                             4,471
Stock Options Exercised
   Shares Issued ..........................                    (4)                                               5,836        5,832
   Shares Repurchased .....................                                                                     (8,209)      (8,209)
Three-for-one stock split .................    18,467     (18,467)
Cash dividends - $.36 per share ...........                                          (10,063)                               (10,063)
Purchase of treasury stock ................                                                                    (19,369)     (19,369)
Other .....................................                   155                                                  346          501
Balances-                                   ---------  ----------  --------------  ---------  -----------    ---------  -----------
  December 31, 1997 ....................... $  32,467  $  120,536  $       20,894  $ 237,621  $        (4)   $(156,063) $   255,451
                                            =========  ==========  ==============  =========  ===========    =========  ===========

---------
See accompanying notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Operating Activities:
 Net income from continuing operations ........ $  50,756  $  23,168  $  43,238
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in:
    Unearned premium ..........................     5,116     (7,640)      (901)
    Insurance losses and loss adjustment exp...   (10,698)      (351)     3,049
    Prepaid policy acquisition costs ..........    (3,948)     2,329       (175)
    Premiums receivable .......................    (3,465)     2,553     (2,695)
    Other receivables .........................     3,152      3,166     24,049
    Accrued investment income .................      (728)       310        134
    Accounts payable and accrued expenses .....    (1,031)    (1,675)     1,567
    Income tax liability ......................     3,261      2,353       (486)
    Provision for private credit
     insurance loss reserves ..................      (714)       193     (1,381)
    Other - net ...............................     2,758     (4,288)     4,579
   Provision for depreciation and amortization      2,087      2,108      2,460
   Amortization of fixed maturities ...........       744      1,061      1,725
   Deferred income taxes ......................     3,665     (2,639)      (364)
   Net realized gains and losses ..............   (12,181)    (3,098)      (479)
                                                ---------  ---------  ---------
    Net cash from operating activities ........    38,774     17,550     74,320
                                                ---------  ---------  ---------
Investing Activities:
 Purchases of securities and loans made .......  (155,606)  (128,857)  (170,811)
 Purchases of real estate and equipment .......    (6,549)      (495)      (189)
 Sales of securities ..........................    97,984     77,882    106,010
 Maturities of securities and receipts
  from repayments of loans ....................    47,719     46,761     54,022
 Sales of real estate and equipment ...........     5,312      4,023      2,312
 Net proceeds from sale of subsidiary .........        --     17,437         --
 (Increase) decrease in short-term investments      4,090      9,022    (31,104)
                                                ---------  ---------  ---------
  Net cash from (for) investing activities ....    (7,050)    25,773    (39,760)
                                                ---------  ---------  ---------
Financing Activities:
 Repayments of long-term debt .................    (2,650)    (2,396)    (8,159)
 Acquisition of treasury shares ...............   (19,369)   (28,855)   (14,269)
 Dividends paid ...............................   (10,063)   (10,655)   (11,052)
 Increase (decrease) in short-term debt ........        --     (2,000)        --
 Exercise of stock options:  Receipts .........     5,836      4,005         77
 Exercise of stock options:  Repurchases ......    (8,210)    (3,256)       (81)
                                                ---------  ---------  ---------
  Net cash for financing activities ...........   (34,456)   (43,157)   (33,484)
                                                ---------  ---------  ---------
          Cash increase (decrease) ............    (2,732)       166      1,076
Cash at beginning of year .....................     5,141      4,975      3,899
                                                ---------  ---------  ---------
          Cash at end of year ................. $   2,409  $   5,141  $   4,975
                                                =========  =========  =========

---------
See accompanying notes to consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE
STATEMENTS OF INCOME

Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Premium written and assumed ................... $ 434,964  $ 421,100  $ 426,988
Less reinsurance ceded ........................       647      1,147      1,542
                                                ---------  ---------  ---------
  Net premium written ......................... $ 434,317  $ 419,953  $ 425,446
                                                =========  =========  =========
Premium earned ................................ $ 429,210  $ 427,565  $ 426,282
                                                ---------  ---------  ---------
Insurance losses and loss expenses ............   244,608    276,175    244,081
Amortization of prepaid policy acquisition costs  125,772    122,860    125,266
Operating expenses ............................    20,220     23,072     18,724
                                                ---------  ---------  ---------
  Total losses and expenses ...................   390,600    422,107    388,071
                                                ---------  ---------  ---------
    Underwriting income .......................    38,610      5,458     38,211
Investment and other income, less expenses ....    25,880     26,838     27,472
Realized gains ................................    12,181      3,198        480
                                                ---------  ---------  ---------
  Income before taxes .........................    76,671     35,494     66,163
Income tax provision ..........................   (22,453)    (8,300)   (19,315)
                                                ---------  ---------  ---------
  Net income .................................. $  54,218  $  27,194  $  46,848
                                                =========  =========  =========

PARENT COMPANY AND OTHER
STATEMENTS OF OPERATIONS
(Excluding equity in income of
  consolidated subsidiaries)
Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Income:
  Financial service fees and interest ......... $     730  $     764  $   2,061
  Commissions .................................       514        587        503
  Other income ................................     7,513      9,013      7,626
  Realized gains (losses) .....................        --       (100)        --
                                                ---------  ---------  ---------
      Total income ............................     8,757     10,264     10,190
                                                ---------  ---------  ---------
Expense:
  Operating ...................................     6,532      9,025      6,616
  Interest ....................................     8,003      7,869      9,374
                                                ---------  ---------  ---------
      Total expense ...........................    14,535     16,894     15,990
                                                ---------  ---------  ---------
  Loss before taxes ...........................    (5,778)    (6,630)    (5,800)
Income tax credit .............................     2,316      2,604      2,190
                                                ---------  ---------  ---------
  Net loss .................................... $  (3,462) $  (4,026) $  (3,610)
                                                =========  =========  =========

----------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is a holding company which, through its subsidiaries, provides property and casualty, and other insurance products to those who buy, sell or finance mobile homes and recreational vehicles. The Company also writes automobile and homeowners property and casualty insurance.

Principles of Consolidation

     The accounts of the Company and its subsidiaries have been included in the accompanying financial statements. Intercompany investments and all significant intercompany balances and transactions have been eliminated in consolidation. To more clearly reflect the operations of the segments of the consolidated group, certain intercompany charges, consisting principally of rent, interest and commissions, have been included in the operating income and expenses of the segments, but are eliminated from consolidated revenues and expenses.

Insurance Companies

     The Company's P&C subsidiaries are included in the accompanying financial statements in accordance with generally accepted accounting principles for insurance companies. These principles are summarized as follows:
a.   Insurance premium is recognized as income over the term of the policies.
b. Commissions, premium taxes and other costs of acquiring new business have been deferred and are being amortized by charges to income as the related premium is earned.
c. The liability for insurance losses and loss adjustment expenses is based upon (1) accumulation of case estimates for losses reported prior to the close of the accounting period, (2) estimates of incurred but unreported losses based upon past experience, and (3) estimates of expenses for investigating and adjusting claims. The liability for such losses is stated after estimated recoveries for salvage and subrogation.

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

Significant Estimates

     The most significant estimates in the Company's balance sheet are the determination of prepaid policy acquisition costs and the reserve for insurance losses and loss adjustment expenses. Management's best estimate of prepaid policy acquisition costs is based on historical studies and assumptions made regarding costs incurred. Management's best estimate of insurance losses and loss adjustment expenses is based on past loss experience and consideration of current claim trends as well as prevailing social, economic and legal conditions. Although management's estimates currently are not expected to change in the foreseeable future, the costs the Company will ultimately incur could differ from the amounts that are assumed to be incurred based on the assumptions made.

Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in fixed maturities and equity securities into two categories, "fixed maturities held to maturity" and "securities available for sale." Fixed maturities held to maturity and mortgage loans and land contracts are reported at amortized cost. The Company expects that the investments in these categories will be held to maturity and, therefore, no unrealized gains or losses are recognized on such investments. Securities available for sale are reported at market value. The unrealized gains and losses of the investments in this category are credited or charged directly to stockholders' equity, net of applicable taxes. Although the Company has the general intent and ability to hold securities segregated as securities available for sale to maturity, sales from this category may be undertaken due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations.

     The Company's debt securities investment portfolio is predominantly comprised of investment grade securities.

     Investment real estate consists primarily of land and buildings held for development and sale. Investment real estate is carried at cost less applicable accumulated depreciation. Depreciation expense on investment real estate was $251,000, $249,000 and $232,000 for 1997, 1996 and 1995, respectively.

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

     In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the Company's reinsurance receivables and prepaid reinsurance premiums are reported as assets and are not netted against unearned premiums and the liability for losses and loss adjustment expenses.

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

     The fair values for all other financial instruments are reported at their carrying amounts which approximates market value.

Real Estate and Equipment

     Real estate and equipment owned by the Company is carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by the straight-line method for financial reporting and accelerated methods for income tax purposes.

     The Company capitalizes certain costs associated with software developed for its own use. Such costs are amortized over the expected useful lives of the software. These capitalized costs are included in equipment and other.

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

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense was $1,836,000 in 1997, $3,375,000 in 1996 and $2,021,000 in 1995.

Supplemental Cash Flow Information

     The Company does not consider any of its assets cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Interest paid was $8,278,000 in 1997,  $8,177,000 in 1996 and $9,089,000 in
1995.

     Income taxes paid were $11,950,000, $12,900,000 and $21,557,000 for 1997,
1996, and 1995, respectively.

Earnings Per Share

     Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each year.

                                              Net      Outstanding  Per-Share
                                             Income      Shares       Amount
                                            ---------  -----------  ----------
For the Year Ended 1995:
  Basic EPS ............................... $  45,325       30,665  $     1.48
  Outstanding Stock
  Options .................................       471
                                            ---------  -----------  ----------
    Diluted EPS ........................... $  45,325       31,136  $     1.46
                                            =========  ===========  ==========
For the Year Ended 1996:
  Basic EPS ............................... $  23,529       29,594  $     0.80
  Outstanding Stock
  Options .................................       644
                                            ---------  -----------  ----------
    Diluted EPS ........................... $  23,529       30,238  $     0.78
                                            =========  ===========  ==========
For the Year Ended 1997:
  Basic EPS ............................... $  50,866       27,891  $     1.82
  Outstanding Stock
  Options .................................       555
                                            ---------  -----------  ----------
    Diluted EPS ........................... $  50,866       28,446  $     1.79
                                            =========  ===========  ==========

     All outstanding common share amounts, additional paid-in capital and related earnings per share calculations have been retroactively adjusted to reflect the three-for-one stock split distributed in January 1998, except for treasury shares.

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

Reclassifications

     Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to those classifications used in 1997.

NOTE 2 - INVESTMENTS

     The amortized cost and estimated market values of investments in financial instruments held by the Company are as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized    Market
December 31, 1997                    Cost       Gains       Losses      Value
                                   ---------  ----------  ----------  ----------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions ........ $   1,974   $      50  $     (35)  $   1,989
                                   ---------   ---------  ---------   ---------
    Total fixed maturities held
     to maturity .................     1,974          50        (35)      1,989
                                   ---------   ---------  ---------   ---------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies ..........    72,468       1,941         (8)     74,401
   Obligations of states and
    political subdivisions .......   257,885      10,742       (182)    268,445
   Corporate securities ..........    26,347         969        (15)     27,301
   Mortgage-backed securities ....     5,980         115        (37)      6,058
                                   ---------   ---------  ---------   ---------
    Total bonds ..................   362,680      13,767       (242)    376,205
  Redeemable preferred stocks ....       649          14         --         663
                                   ---------   ---------  ---------   ---------
   Total fixed maturities
    available for sale ...........   363,329      13,781       (242)    376,868
                                   ---------   ---------  ---------   ---------
 Equity securities:
  Common stocks ..................    49,986      20,175     (3,330)     66,831
  Preferred stocks ...............    15,085       1,843        (82)     16,846
                                   ---------   ---------  ---------   ---------
   Total equity securities
    available for sale ...........    65,071      22,018     (3,412)     83,677
                                   ---------   ---------  ---------   ---------
Mortgage loans and land contracts     12,350         995         --      13,345
Short-term investments ...........    26,656          --         --      26,656
                                   ---------   ---------  ---------   ---------
 Total financial assets .......... $ 469,380   $  36,844  $  (3,689)  $ 502,535
                                   =========   =========  =========   =========

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized    Market
December 31, 1996                    Cost        Gains      Losses      Value
                                   ---------  ----------  ----------  ---------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions ........ $   2,342   $      59  $     (60)  $   2,341
                                    --------   ---------  ---------   ---------
    Total fixed maturities held
     to maturity .................     2,342          59        (60)      2,341
                                    --------   ---------  ---------   ---------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies ..........    68,148       1,695        (33)     69,810
   Obligations of states and
    political subdivisions .......   229,375       8,311       (259)    237,427
   Corporate securities ..........    29,612         927        (95)     30,444
   Mortgage-backed securities ....        --          --         --          --
                                    ---------  ---------  ---------   ---------
    Total bonds ..................   327,135      10,933       (387)    337,681
  Redeemable preferred stocks ....     2,187          13        (21)      2,179
                                    --------   ---------  ---------   ---------
   Total fixed maturities
    available for sale ...........   329,322      10,946       (408)    339,860
                                    --------   ---------  ---------   ---------
 Equity securities:
  Common stocks ..................    49,357      14,998     (1,813)     62,542
  Preferred stocks ...............    29,401       2,096       (554)     30,943
                                    --------   ---------  ---------   ---------
   Total equity securities
    available for sale ...........    78,758      17,094     (2,367)     93,485
                                    --------   ---------  ---------   ---------
Mortgage loans and land contracts     12,222         952         --      13,174
Short-term investments ...........    30,746          --         --      30,746
                                    --------   ---------  ---------   ---------
 Total financial assets ..........  $453,390   $  29,051  $  (2,835)  $ 479,606
                                    ========   =========  =========   =========

     The amortized cost and market values of fixed maturities are shown below by contractual maturity. Actual maturities will differ from contractual maturities because securities may be called or prepaid with or without prepayment penalties.

                                      Held to Maturity     Available for Sale
                                    --------------------- ---------------------
                                     Amortized   Market    Amortized   Market
December 31, 1997                      Cost      Value       Cost      Value
                                    ---------- ---------- ---------- ----------
(In thousands)
Due to mature (years):
 One or less ....................... $       -  $       -  $  36,927  $  37,227
 After one through five ............       654        688     95,339     98,009
 After five through ten ............       431        431    129,571    138,037
 After ten .........................       889        870     94,863     96,874
                                     ---------  ---------  ---------  ---------
  Total ............................     1,974      1,989    356,700    370,147
Mortgage-backed securities .........        --         --      5,980      6,058
Redeemable preferred stocks ........        --         --        649        663
                                     ---------  ---------  ---------  ---------
 Total fixed maturities ............ $   1,974  $   1,989  $ 363,329  $ 376,868
                                     =========  =========  =========  =========

     The change in unrealized gains and losses on fixed maturity and equity security investments is summarized as follows:

Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Fixed maturities .............................. $   3,017  $  (4,776) $  18,289
Equity securities .............................     3,879  $   9,625      6,712
                                                ---------  ---------  ---------
 Combined ..................................... $   6,896  $   4,849  $  25,001
                                                =========  =========  =========

     To conform with statutory requirements, bonds and certificates of deposit in principal amounts totaling $12,925,000 were on deposit with various regulatory agencies at December 31, 1997.

     The mortgage loans and land contracts are primarily the result of financing sales associated with the development of an office park, an industrial park and a condominium development by the Company. At December 31, 1997, 99.9% of the mortgage loans and land contracts were categorized as commercial, and .1% as residential. Investment real estate consists of vacant land for a future office park. The majority of mortgage loans, land contracts and investment real estate is concentrated in Michigan.

     Pretax investment income by source is summarized as follows:

Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Fixed maturities .............................. $  22,209  $  22,914  $  23,437
Equity securities .............................     3,593      4,059      2,908
Mortgage loans and real estate ................       596        552         36
Short-term investments ........................     1,706      1,630      2,282
                                                ---------  ---------  ---------
 Total ........................................    28,104     29,155     28,663
Investment expense ............................     2,291      2,039      1,355
                                                ---------  ---------  ---------
 Net investment income ........................ $  25,813  $  27,116  $  27,308
                                                =========  =========  =========


     Realized gains and losses are summarized as follows:

Year Ended December 31,                            1997       1996        1995
                                                ---------  ---------  ---------
(In thousands)
Fixed maturities .............................. $     377  $     256  $  (1,475)
Equity securities .............................    10,264      2,765      2,013
Real estate ...................................     1,540         77        (58)
                                                ---------  ---------  ---------
  Net gain .................................... $  12,181  $   3,098  $     480
                                                =========  =========  =========

     Proceeds from sales of investments in fixed maturities totaled $40,642,000 in 1997, $49,488,000 in 1996 and $66,544,000 in 1995. Gross gains of $617,000,
$893,000 and $708,000 and gross losses of $240,000, $499,000 and $1,209,000 were realized on those sales in 1997, 1996 and 1995, respectively.

NOTE 3 - PREPAID POLICY ACQUISITION COSTS

     Acquisition costs are recognized on all premium written by the Company. Such costs are amortized over policy terms which are principally annual, but which range up to seven years. Policy acquisition costs deferred and amortized are as follows:

                                                              1997       1996
                                                           ---------  ---------
(In thousands)
Balance at January 1,                                      $  70,231  $  72,560
                                                           ---------  ---------
Policy acquisition costs incurred:
 Commission and brokerage ................................    76,253     73,766
 General and administrative ..............................    43,581     36,397
 Taxes, licenses and fees ................................     9,881     10,310
 Reinsurance cost (recoveries) ...........................        (7)        (7)
                                                           ---------  ---------
  Total ..................................................   129,708    120,466
                                                           ---------  ---------
Charged to expense .......................................  (125,760)  (122,795)
                                                           ---------  ---------
 Balance at December 31, ................................. $  74,179  $  70,231
                                                           =========  =========

NOTE 4 - REAL ESTATE AND EQUIPMENT

     Real estate and equipment utilized by the Company is summarized as follows:

December 31,                                                  1997       1996
                                                           ---------  ---------
(In thousands)
Owned land and buildings ................................. $  45,433  $  43,733
Equipment and other ......................................     7,069      3,016
                                                           ---------  ---------
 Total cost ..............................................    52,502     46,749
Less accumulated depreciation ............................    14,161     12,310
                                                           ---------  ---------
 Real estate and equipment - net ......................... $  38,341  $  34,439
                                                           =========  =========

     Included in owned land and buildings is $1.5 million of construction in progress at year end 1997. This $10 million project is to be completed by the fall of 1998.

     Depreciation expense on real estate and equipment utilized by the Company was $1,860,000 in 1997, $1,854,000 in 1996 and $2,212,000 in 1995.

     Included in equipment and other in 1997 is $4.053 million of capitalized software.

NOTE 5 - LIABILITY FOR INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES

     The incurred and paid activity in the liability for insurance losses and loss adjustment expenses is as follows:

                                                              1997       1996
                                                           ---------  ---------
(In thousands)
Balance at January 1, .................................... $  93,420  $  93,771
 Less reinsurance recoverables ...........................       750      2,409
                                                           ---------  ---------
  Net balance January 1, .................................    92,670     91,362
                                                           ---------  ---------
Incurred related to:
 Current year ............................................   239,724    277,298
 Prior years .............................................     4,884     (1,123)
                                                           ---------  ---------
  Total incurred .........................................   244,608    276,175
                                                           ---------  ---------
Paid related to:
 Current year ............................................   193,582    223,518
 Prior years .............................................    61,298     51,349
                                                           ---------  ---------
  Total paid .............................................   254,880    274,867
                                                           ---------  ---------
   Net balance at December 31, ...........................    82,398     92,670
Plus reinsurance recoverables ............................       324        750
                                                           ---------  ---------
 Balance at December 31, ................................. $  82,722  $  93,420
                                                           =========  =========

     The prior year reserve development in 1997 resulted from catastrophe losses occurring in late 1996 and early 1997. As this development resulted from property claims, it is not expected to increase in future years.

NOTE 6 - NOTES AND OTHER OBLIGATIONS PAYABLE

     Notes and other obligations payable consist of the following:

December 31,                                                  1997       1996
                                                           ---------  ---------
(In thousands)
Current portion of long-term notes payable ............... $   2,505  $   2,272
Current portion of capital lease obligations .............       182        162
                                                           ---------  ---------
 Total short-term debt ...................................     2,687      2,434
                                                           ---------  ---------
Long-term notes payable ..................................    87,161     89,882
Obligations under capitalized leases .....................     2,353      2,535
                                                           ---------  ---------
 Total long-term debt ....................................    89,514     92,417
                                                           ---------  ---------
  Total .................................................. $  92,201  $  94,851
                                                           =========  =========

     Notes payable consist primarily of an unsecured credit agreement with a group of banks and a loan secured by a mortgage on the Company's corporate headquarters building. An unsecured credit agreement was entered into in April 1995 which provides for a revolving credit facility not to exceed $40 million and a term loan of $56 million, which reduced to $50 million on August 31, 1995. The credit agreement expires in April 2002. At December 31, 1997, the term loan had a balance of $50 million, the revolving credit facility had a balance of $8 million and the building mortgage had a balance of $31.7 million. In addition to the remaining $32 million available under the revolving credit facility, the Company has an uncommitted line of credit facility which may not exceed $20 million at any one time. This unsecured credit agreement expires on June 30, 1998.

     The credit agreement and mortgage loan agreement subject the Company to certain restrictions and covenants related to, among others: the payment of dividends; minimum net worth levels; the sale, lease, transfer or other disposal of properties and assets other than in the ordinary course of business; new indebtedness; the assumption or creation of liens; and maintenance of certain ratios.

     Borrowing rates on the term loan and revolving credit facility of the credit agreement are based on eurodollar and negotiated rates. During 1995, the Company entered into a interest rate swap agreement with a financial institution. The notional principle amount of the swap is $58 million and it matures on August 31, 2000. This agreement effectively fixed the interest rate on the entire $58 million outstanding under the credit agreement to 7.15%. In November 1997, the swap agreement was amended with the following changes: the interest rate was dropped to 7.095%; the maturity was extended to August 31, 2002 and the notional amount will be stepping down from $58 million to $50 million on August 31, 2000. The interest rate swap is non-amortizing. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

     The borrowing rate on the mortgage loan is fixed at 9.8%.

     The Company does not hold or issue any other forms of derivative financial instruments.

     Maturities of long-term debt for each of the five years succeeding December 31, 1997 are as follows:

Year Ending December 31:
(In thousands)
1998                                                                    $ 2,687
1999                                                                      3,205
2000                                                                     11,537
2001                                                                      3,917
2002                                                                     54,332
Thereafter                                                               16,523
                                                                      ---------
 Total                                                                  $92,201
                                                                      =========

     The fair value of financial liabilities and off-balance-sheet financial instruments are as follows:

December 31,                                    1997                1996
                                         ------------------  ------------------
                                         Net Book    Fair    Net Book    Fair
                                           Value     Value     Value     Value
                                         --------  --------  --------  --------
(In thousands)
Financial liabilities:
 Mortgage note ......................... $ 31,666  $ 36,931  $ 34,154  $ 39,266
 Variable notes ........................   58,000    58,000    58,000    58,000
                                         --------  --------  --------  --------
  Total financial liabilities .......... $ 89,666  $ 94,931  $ 92,154  $ 97,266
                                         ========  ========  ========  ========
Off-balance sheet financial instruments:
    Interest rate swap agreements ...... $      -  $  1,069  $      -  $   (626)
                                         ========  ========  ========  ========


NOTE 7 - INCOME TAXES

     The Company files a consolidated tax return with its subsidiaries, including its life insurance subsidiary, until it was sold in 1996. For tax purposes, $10.5 million had been accumulated by the life insurance subsidiary in a memorandum policyholders' surplus account and became taxable upon its sale. The resulting $3.7 million of tax has been charged against the gain on the sale and included in net income from discontinued operations in 1996.

     The provisions (credits) for income taxes in the Consolidated Statements of Income are made up of the following components:

Year Ended December 31,                              1997      1996      1995
                                                   --------  --------  --------
(In thousands)
Current federal income tax expense ............... $ 16,473  $  8,335  $ 17,489
Deferred federal income tax expense ..............    3,664    (2,639)     (364)
                                                   --------  --------  --------
 Income tax provision ............................ $ 20,137  $  5,696  $ 17,125
                                                   ========  ========  ========

     Deferred tax liabilities (assets) are composed of the following:

December 31,                                                   1997       1996
                                                             --------  --------
(In thousands)
Policy acquisition costs related to
 unearned premium .......................................... $ 27,402  $ 26,730
Unrealized gains on securities .............................   11,251     8,843
Excess tax over book basis of fixed assets .................    2,202     1,911
System Development Cost ....................................    1,524        --
Other ......................................................    1,489     1,473
                                                             --------  --------
 Gross deferred tax liabilities ............................   43,868    38,957
                                                             --------  --------
Unearned premium adjustments ...............................  (17,182)  (16,867)
Difference between book and tax reserves ...................   (3,098)   (4,078)
Deferred compensation ......................................   (2,777)   (2,740)
Post-retirement benefit accruals ...........................   (1,019)     (811)
Alabama litigation accrual .................................     (215)   (1,452)
Other ......................................................   (2,682)   (2,187)
                                                             --------  --------
 Gross deferred tax assets .................................  (26,973)  (28,135)
                                                             --------  --------
  Net deferred tax liability ............................... $ 16,895  $ 10,822
                                                             ========  ========

         In addition to the Company's net deferred tax liability, the liability for income taxes includes a current tax liability of $3,958,000 and $634,000 at December 31, 1997 and 1996, respectively.

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                         % of Pre-tax Income
                                                      -------------------------
Year Ended December 31,                                1997      1996     1995
                                                      ------    ------   ------
Federal statutory tax rate .......................     35.0%     35.0%    35.0%
Increase (reduction) in income taxes
 relating to:
  Tax-exempt municipal bond interest .............     -5.1%    -11.7%    -5.5%
  Dividends received deduction ...................     -0.9%     -2.4%    -0.7%
  Tax credits and other ..........................     -0.6%     -1.2%    -0.4%
                                                      ------    ------   ------
   Effective tax rate ............................     28.4%     19.7%    28.4%
                                                      ======    ======   ======

NOTE 8 - REINSURANCE

     The Company was party to both proportional and non-proportional reinsurance agreements in 1997.

     Amounts due from reinsurance companies balances are primarily premium amounts due from unconsolidated insurance affiliates for business assumed, and loss recoverables from a major U.S. reinsurance company. Assumed reinsurance is predominantly from unconsolidated affiliates.

     The following amounts summarize the effect of reinsurance on the Company's financial statements:

Year Ended December 31,                            1997       1996        1995
                                                ---------  ---------  ---------
(In thousands)
Direct:
 Written premiums ............................. $ 363,933  $ 353,421  $ 358,933
 Earned premiums ..............................   360,646    361,004    360,750
 Insurance losses and loss expenses ...........   205,508    234,115    201,453
Assumed:
 Written premiums .............................    71,032     67,678     68,055
 Earned premiums ..............................    69,189     67,741     67,119
 Insurance losses and loss expenses ...........    28,652     25,911     27,348
Ceded - Catastrophe:
 Written premiums .............................     9,446     17,198      6,075
 Earned premiums ..............................     9,546     16,171     16,149
 Insurance losses and loss expenses ...........        (9)        98         84
Ceded - Non-Catastrophe:
 Written premiums .............................       647      1,147      1,542
 Earned premiums ..............................       625      1,180      1,587
 Insurance losses and loss expenses ...........       (35)       664      1,348

NOTE 9- EMPLOYEE BENEFIT PLANS

Money Purchase Pension Plan

     The Company provides a Money Purchase Pension Plan for all employees with one or more years of service. Under the Money Purchase Pension Plan, the Company is required to make annual contributions equal to 6% of the eligible compensation of all eligible plan participants.

Profit-Sharing Retirement and Savings Plan

     The Company also provides a Profit-Sharing Retirement and Savings Plan for all employees with one or more years of service. Under this plan the Company can make discretionary profit-sharing contributions as a percentage of eligible compensation. In 1997 and 1996, contributions equal to 5% of eligible compensation of all eligible employees were made by the Company. The savings feature of the plan is a 401(k) plan that allows for voluntary contributions by employees and provides a 50% Company-paid match of the employee's contribution, limited to 2% of the employee's eligible income.

Retirement Supplement Plan

     The Company provides a Retirement Supplement Plan for certain key employees which provides monthly lifetime payments or lump sum payments upon retirement or disability, and lump sum payments to beneficiaries upon death. The retirement benefit is based on a percentage of the participant's final average earnings, less the participant's Money Purchase Pension Plan and Profit Sharing Plan benefits (excluding 401(k) plan benefits). The retirement benefits expected to be paid total $3,511,000. Life insurance contracts have been purchased to fund the retirement benefits. Key employees would receive their entire retirement benefit in the event of a change in control of the Company and their subsequent termination. The maximum contingent liability as of December 31, 1997 relating to the change in control provision is approximately $5,569,000.

Deferred Compensation Plan

     The Company has a non-qualified Deferred Compensation Plan for the benefit of certain key employees. The plan allows for the participants to defer a percentage of their base salary and incentive payments, and provides a declared rate of return on an annual basis. The Company purchases life insurance contracts on plan participants to fund the plan.

Long-Term Incentive Plan

     The Company has a Long-Term Incentive Plan (LTIP) which provides awards to certain key employees based on the Company's return on stockholders' equity over three year periods. The LTIP was amended in December 1994 and approved by the stockholders for 70% of the awards to be paid in the Company's common stock. The awards are fully vested upon issuance; however, the stock is restricted for resale for three years from the date of the award. There were 21,846 shares and 25,239 shares issued under the plan for 1997 and 1996, respectively.

 Stock Option Plan

     The Company has a non-qualified stock option plan which authorizes the granting of options to purchase 650,000 shares of the Company's common stock to certain key employees. During 1995, the Company's Board of Directors authorized, and the stockholders' approved, an additional 400,000 shares of the Company's common stock for future grants under the plan, making a total of 1,050,000 shares authorized under the plan. Adjusting the authorized options for the three-for-one stock split issued on January 20, 1998, provides a total of 3,150,000 shares authorized under the plan. The options, granted at market value, vest at either a three or four year period, with a maximum term of 10 years.

     The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                      1997                   1996
                                   ----------             ----------
Dividend / Share                      $.36                   $.36
Expected Volatility                   27.6%                  26.9%
Risk-free Interest Rate                5.9%                   6.5%
Expected Lives                        8 yrs.                 8 yrs.

     Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1997                   1996
                                   ----------             ----------
Net Income:
     As reported                  $50,866,000            $23,529,000
     Pro forma                    $50,291,000            $23,065,000
Earnings per share
     As reported                        $1.82                   $.80
     Pro forma                          $1.80                   $.78

     The following is a summary of the Company's stock option transactions during 1997 and 1996:

                                             1997                  1996
                                     --------------------  --------------------
                                                Weighted-             Weighted-
                                                 Average               Average
                                                Exercise              Exercise
                                       Shares     Price      Shares     Price
                                     ---------  ---------  ---------  ---------
Outstanding at January 1, .......... 2,214,513  $      10  2,400,258  $       9
  Granted ..........................   115,500  $      21    117,300  $      18
  Exercised ........................   430,938  $      11    302,670  $       7
  Forfeited ........................     2,250  $      16        375  $      11
                                     ---------  ---------  ---------  ---------
    Outstanding at December 31, .... 1,896,825  $      11  2,214,513  $      10
                                     =========  =========  =========  =========

Options exercisable at December 31,  1,627,640  $      10  1,734,714  $       9
                                     =========  =========  =========  =========
Weighted-average fair value of
  options granted during the year ..            $    7.72             $    6.70
                                                =========             =========

     The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                Options Outstanding                      Options Exercisable
 ---------------------------------------------------  -------------------------
                                Weighted
                                 Average    Weighted                Weighted
    Range of       Number       Remaining    Average     Number      Average
    Exercise     Outstanding   Contractual  Exercise   Outstanding  Exercise
     Price       at 12/31/97      Life        Price    at 12/31/97    Price
---------------  ------------  -----------  ---------  -----------  ---------
$ 6.08 - $ 7.00       731,025   3.6 years     $     7      731,025  $       7
$10.42 - $12.67       934,500   4.8 years     $    12      856,458  $      12
$18.33 - $21.04       231,300   9.3 years     $    20       40,157  $      19
                 ------------  ------------  --------- -----------  ---------
$ 6.08 - $21.04     1,896,825   4.9 years     $    11    1,627,640  $      10
                 ============  ============  ========= ===========  =========

Restricted Stock Plan

     The Company also has a restricted stock plan under which certain key employees were issued 194,442 shares of the Company's common stock in 1988, representing all of the shares available under the plan. The shares are registered in the name of the participant, who has all the rights of a stockholder, subject to restrictions as to transfer until the shares vest. Compensation expense is recorded over the periods in which the shares vest. The unamortized market value of the shares awarded is shown separately in stockholders' equity. As of December 31, 1997, 189,594 were vested, 204 shares were issued and non-vested and 4,644 shares remained unissued from forfeitures.

     In 1995, the Company adopted and the stockholders' approved a restricted stock plan for the Company's Directors. Under the plan, the Company's Directors may elect to receive shares of the Company's common stock in lieu of their annual retainer fees. The shares are issued at market value and are registered in the name of the participant, who has all the rights of a stockholder, subject to restrictions as to transfer until they vest. Vesting occurs upon the completion of the Director's term. Up to 60,000 shares may be issued under the plan. In 1997 and 1996, 1,686 shares and 1,626 shares were issued, respectively.

     The cost of the aforementioned benefit plans, excluding post-retirement benefits, for 1997, 1996 and 1995 was $4,378,000, $3,696,000 and $4,339,000,
respectively.

Post-Retirement Benefit Plan

     The Company maintains a defined benefit post-retirement plan for substantially all employees which provides certain health care, dental and life insurance benefits. Eligibility and benefits are based on age and years of service for the health care and dental benefits, which also require contributions from retirees under certain circumstances. The life insurance benefits are non-contributory and are calculated as a percentage of the employee's base annual compensation in the year of retirement. The benefit is reduced at age 70 to an ultimate benefit of $5,000. SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," requires companies to accrue post-retirement benefits during the employees' working years rather than expensing on a cash basis. The Company does not prefund its post-retirement benefit plan and has elected to amortize the transition obligation over a 20-year period.

     The plan's funded status reconciled with the amounts included in other liabilities in the Company's Consolidated Balance Sheets is as follows:

December 31,                                                  1997       1996
                                                           ---------  ---------
(In thousands)
Accumulated post-retirement benefit obligation:
 Retirees ................................................ $   1,989  $   1,283
 Fully eligible active plan participants .................     1,346      1,049
 Other active plan participants ..........................     3,207      3,128
                                                           ---------  ---------
  Total ..................................................     6,542      5,460
Plan assets ..............................................        --         --
                                                           ---------  ---------
Accumulated post-retirement benefit obligation
 in excess of plan assets ................................     6,542      5,460
Unrecognized:
 Transition obligation ...................................     4,061      4,332
 Actuarial gain ..........................................      (429)    (1,188)
                                                           ---------  ---------
  Accrued post-retirement benefit liability .............. $   2,910  $   2,316
                                                           =========  =========

     Net periodic post-retirement benefit costs included the following components:

Year Ended December 31,                            1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Service cost .................................. $     312  $     341  $     274
Interest on accumulated post-retirement
 obligation ...................................       425        405        391
Amortization of:
  Transition obligation .......................       271        271        271
  Actuarial gain ..............................       (38)       (42)       (48)
                                                ---------  ---------  ---------
 Total costs .................................. $     970  $     975  $     888
                                                =========  =========  =========

     The health care trend rate assumed was 7.25% for 1997, decreasing .25% per year to 6% in 2002 and thereafter. The dental trend rate was 6% per year. The rate of compensation increase regarding life insurance benefits was 5%. A 1% increase in the health care trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by $170,413 and the net periodic benefit cost for the year then ended by $23,284.

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

     The following is a schedule of future minimum lease payments under cancelable and noncancelable operating leases for each of the five years succeeding December 31, 1997 and thereafter, excluding renewal options:

Year Ending December 31:
(In thousands)
1998                                                                      4,465
1999                                                                      3,678
2000                                                                      2,037
2001                                                                      1,171
2002                                                                        287
Thereafter                                                                    1

     The following is a schedule of future minimum lease payments under the Company's capitalized finance leases together with the present value of the net minimum lease payments as of December 31, 1997:


Year Ending December 31:
(In thousands)
1998                                                                     $  468
1999                                                                        468
2000                                                                        468
2001                                                                        480
2002                                                                        486
Thereafter                                                                1,622
                                                                        -------
 Total minimum lease payments                                             3,992
Less amount representing interest                                         1,457
                                                                        -------
 Present value of net minimum lease payments                             $2,535
                                                                        =======

     Rental expense charged to operations in 1997, 1996 and 1995 amounted to $5,354,000, $5,109,000 and $4,693,000, respectively, including amounts paid under short-term cancelable leases.

NOTE 11 - STATUTORY INFORMATION

     As a holding company, the principal source of the Company's cash available for debt service and payment of dividends (other than through the use of borrowed funds or the employment of other assets) is dividends received from its principal property and casualty insurance subsidiary, Foremost Insurance Company. State regulatory requirements limit the amount of annual dividends Foremost Insurance Company can pay to the Company without obtaining prior insurance department approval. These restrictions are not expected to significantly affect the Company's ability to meet its foreseeable cash requirements. The amount of dividends which Foremost Insurance Company can pay to the Company in 1998 without obtaining prior insurance department approval under the current statute is $39.8 million. In 1997 Foremost Insurance Company paid dividends in cash and other assets to the Company totaling $32.0 million. The insurance department allowed a $4.0 million extraordinary dividend in 1997.

     At December 31, 1997, $74.9 million of consolidated stockholders' equity represents net assets of the Company's insurance subsidiary that cannot be transferred in the form of dividends, loans or advances to the Company.

     Policyholders' surplus for the combined property and casualty insurance companies at December 31, 1997 and 1996 was $220.5 million and $201.3 million, respectively. Statutory net income for the combined property and casualty insurance companies for the years ended December 31, 1997, 1996 and 1995 was $49.8 million, $34.1 million and $49.3 million, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements and Contracts

     The Company has assigned its interest as tenant in a capital lease obligation. In the event of default by the assignee, a contingent liability exists of approximately $1.6 million at December 31, 1997.

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

Stock Purchase Rights

     In 1989 the Company's Board of Directors declared a dividend of one common stock purchase right for each share of the Company's outstanding common stock. As a result of the three-for-one stock split distributed on January 20, 1998, each outstanding share of common stock presently represents one-third of a right which may become exercisable in certain circumstances to purchase three one-hundredths of a share of the Company's common stock at a purchase price of $36.67 per right. The rights are not currently exercisable.

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

     The rights expire on December 14, 1999 and may be redeemed by the Company for $.01 per right at any time until the 10th day following the public announcement that a person or group has acquired 20% or more of the Company's common stock. The Company has reserved 275,246 shares of its common stock for issuance upon exercise of the rights.

Litigation

     The Company and its subsidiaries are routinely engaged in litigation in the normal course of business. In the opinion of management, these proceedings, as well as the litigation described in Part I, Item 3. are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. Further liability, if any, of the Company and its subsidiaries for litigation is not determinable at December 31, 1997.

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

                                          1997    1996    1995    1994    1993
                                         ------  ------  ------  ------  ------
Net Insurance Premium Written
 and Assumed (In millions)
 Property and casualty:
 Mobile home ..........................  $356.7  $349.2  $352.3  $341.5  $324.3
 Recreational vehicle .................    48.4    47.9    49.1    49.7    46.5
 Automobile ...........................    14.1    10.3    12.4    14.1    16.8
 Basics ...............................     7.4     4.4     3.3     2.0     0.8
 Homeowners ...........................     3.1     3.3     3.6     3.5     3.9
 Commercial products ..................     1.1     1.2     1.5     0.8     2.4
 Collateral protection ................     0.7     0.7     1.0     0.7     0.5
 Other ................................     3.5     4.1     3.8     3.9     2.5
                                         ------  ------  ------  ------  ------
 Total ................................   435.0   421.1   427.0   416.2   397.7
Less reinsurance ceded ................    0.7      1.1     1.5     0.7     2.9
                                         ------  ------  ------  ------  ------
 Total ................................  $434.3  $420.0  $425.5  $415.5  $394.8
                                         ======  ======  ======  ======  ======

Net Insurance Premium Earned
 (In millions)
 Property and casualty:
Mobile home ............................ $354.9  $354.1  $353.2  $335.7  $325.4
Recreational vehicle ...................   48.0    49.1    49.3    47.8    45.2
Automobile .............................   12.3    11.0    12.9    15.7    17.4
Basics .................................    5.7     3.4     2.5     1.4     0.2
Homeowners .............................    3.1     3.5     3.6     3.6     4.0
Commercial products ....................    1.4     1.2     1.0     0.9     2.9
Collateral protection ..................    0.2     1.1     0.8     0.6     0.6
Other ..................................    3.6     4.2     3.0     4.2     4.0
                                         ------  ------  ------  ------  ------
Total .................................. $429.2  $427.6  $426.3  $409.9  $399.7
                                         ======  ======  ======  ======  ======

                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
(In thousands)
Income Before Taxes -
  Continuing Operations
Property and casualty:
 Underwriting income ......... $ 38,610  $  5,458  $ 38,211  $ 15,372  $ 16,571
 Investment and other income
 (including realized gains
  and losses): ...............   38,061    30,036    27,952    25,117    27,513
                               --------  --------  --------  --------  --------
   Total property and casualty   76,671    35,494    66,163    40,489    44,084
Other-net (parent company &
 non-insurance operations)(1)    (5,778)   (6,630)   (5,800)   (4,852)   (4,125)
                               --------  --------  --------  --------  --------
  Income before taxes -
   continuing operations ..... $ 70,893  $ 28,864  $ 60,363  $ 35,637  $ 39,959
                               ========  ========  ========  ========  ========
Identifiable Assets
(In millions)
 Property and casualty ....... $  693.1  $  662.2  $  669.8  $  625.1  $  640.4
 Parent company and other (2)      51.7      59.4      57.8      61.0      66.0
                               --------  --------  --------  --------  --------
  Total ...................... $  744.8  $  721.6  $  727.6  $  686.1  $  706.4
                               ========  ========  ========  ========  ========

----------
(1) General Corporate expenses were $1,699,000, $1,604,000 and $1,945,000 and interest expense was $4,766,000, $4,401,000 and $5,696,000 in 1997, 1996 and
    1995, respectively.
(2) Identifiable corporate assets were $14.7 million, $18.3 million and $11.8 million in 1997, 1996 and 1995, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

     A director and major stockholder has investment advisory agreements with the Company and currently manages approximately 16% of the Company's investment portfolio. During 1997 and 1996, $1,045,000 and $745,000 of fees and commissions were earned under these agreements. This director also has been advised by another director in regards to the management of certain investments for the Company.

NOTE 15 - DISCONTINUED OPERATIONS

     On June 11, 1996, the Company completed the sale of its life insurance subsidiary, Foremost Life Insurance Company, to Woodmen Accident and Life Company. The sale yielded net after-tax proceeds of $17.4 million and the Company incurred and after-tax loss of $698,000 as a result of the sale. The loss was due primarily to the effects of taxes related to policyholders' surplus. For tax purposes, $10.5 million had been accumulated by the life insurance subsidiary in a memorandum policyholders' account and became taxable upon its sale. The resulting $3.7 million of tax has been charged against the gain on the sale and included in net income from discontinued operations in 1996. The majority of the net proceeds was used to purchase the Company's common stock under the approved stock buy-back program.

     In 1990 and 1989, the Company assumed credit life premium under various reinsurance treaties. Under the terms of these treaties, the Company was obligated to reimburse the ceding companies only if the overall incurred loss ratio exceeded a certain percentage. In the fourth quarter of 1990, the ceding companies were declared insolvent and placed into liquidation. On June 11, 1996, with the sale of the Foremost Life Insurance Company, the amount reserved to cover these reinsurance treaties was transferred to an escrow account. On July 31, 1997, the Company and the liquidator settled all outstanding reinsurance and legal issues regarding these treaties. The escrow account was closed with the Company recording an after-tax gain of $110,000 for 1997. The financial results of the life insurance segment and the sale are reflected in the financial statements as discontinued operations for all years presented.

LIFE INSURANCE STATEMENTS OF INCOME
Year Ended December 31,                               1997      1996      1995
(In thousands)                                     --------  --------  --------
Premium written and assumed ...................... $     --  $  8,988  $ 22,048
Less reinsurance ceded ...........................       --        80       251
                                                   --------  --------  --------
  Net premium written ............................ $     --  $  8,908  $ 21,797
                                                   ========  ========  ========
Premium earned ................................... $     --  $  8,908  $ 21,797
                                                   --------  --------  --------
Death and other benefits .........................       --     6,227    15,052
Amortization of prepaid policy acquisition costs .       --     2,167     5,342
Operating expenses ...............................       --        41       147
                                                   --------  --------  --------
  Total losses and expenses ......................       --     8,435    20,541
                                                   --------  --------  --------
    Underwriting income ..........................       --       473     1,256
Investment and other income, less expenses .......      169       747     2,040
Realized gains (losses) ..........................       --        10      (111)
                                                   --------  --------  --------
  Income before taxes ............................      169     1,230     3,185
Income tax provision .............................      (59)     (171)   (1,098)
                                                   --------  --------  --------
  Net income .....................................      110     1,059     2,087
Net loss resulting from sale .....................       --      (698)       --
                                                   --------  --------  --------
  Net income from discontinued operations ........ $    110  $    361  $  2,087
                                                   ========  ========  ========

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Foremost Corporation of America
Grand Rapids, Michigan


     We have audited the accompanying consolidated balance sheets of Foremost Corporation of America as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foremost Corporation of America at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits of the consolidated financial statements were performed for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental statements on page 28 are presented for additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


s/BDO SEIDMAN, LLP
------------------
BDO SEIDMAN, LLP
February 17, 1998
Grand Rapids, Michigan

Supplementary Data

RESULTS BY QUARTER
Consolidated Statements of Income
                                                1st        1st        2nd        2nd        3rd        3rd        4th        4th
                                              Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                                1997       1996       1997       1996       1997       1996       1997       1996
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
(In thousands except per share data)
Total income from continuing operations .... $ 115,054  $ 115,051  $ 119,257  $ 115,687  $ 117,156  $ 115,057  $ 118,289  $ 115,331
                                             =========  =========  =========  =========  =========  =========  =========  =========
Income (loss):
 Property & casualty insurance ............. $   5,702  $      42  $  14,801  $  11,179  $  15,067  $   9,027  $  18,648  $   6,946
 Parent company and other ..................      (893)    (1,095)    (1,341)    (1,298)      (644)    (1,145  $    (584)      (488)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total continuing operations ..............     4,809     (1,053)    13,460      9,881     14,423      7,882     18,064      6,458
 Discontinued operations ...................        --        969         90       (586)        20         --         --        (22)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income ............................... $   4,809  $     (84) $  13,550  $   9,295  $  14,443  $   7,882  $  18,064  $   6,436
                                             =========  =========  =========  =========  =========  =========  =========  =========
Change in unrealized appreciation
  (depreciation) of securities available
  for sale, net of tax ..................... $  (3,215) $  (2,477) $   2,465  $  (1,783) $   6,119  $   2,637  $    (898) $   4,244
                                             =========  =========  =========  =========  =========  =========  =========  =========

Earnings per share of common stock:
 Net income:
   Continuing operations ................... $    0.17  $   (0.03) $    0.49  $    0.33  $    0.52  $    0.27  $    0.65  $    0.22
   Discontinued operations .................        --  $    0.03         --  $   (0.02)        --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net income ............................ $    0.17         --  $    0.49  $    0.31  $    0.52  $    0.27  $    0.65  $    0.22
                                             =========  =========  =========  =========  =========  =========  =========  =========
Average shares outstanding .................    28,435     30,135     27,738     29,883     27,701     29,664     27,701     28,702
                                             =========  =========  =========  =========  =========  =========  =========  =========

Earnings per share of common stock - Assuming Dilution:
 Net income:
   Continuing operations ................... $    0.16  $   (0.03) $    0.48  $    0.32  $    0.51  $    0.26  $    0.64  $    0.22
   Discontinued operations .................        --  $    0.03         --  $   (0.02)        --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net income ............................ $    0.16         --  $    0.48  $    0.30  $    0.51  $    0.26  $    0.64  $    0.22
                                             =========  =========  =========  =========  =========  =========  =========  =========
Average shares outstanding .................    29,149     30,833     28,386     30,525     28,318     30,301     28,281    29,351
                                             =========  =========  =========  =========  =========  =========  =========  =========
Dividends per share ........................ $    0.09  $    0.09  $    0.09  $    0.09  $    0.09  $    0.09  $    0.09  $    0.09
                                             =========  =========  =========  =========  =========  =========  =========  =========
Price range of common stock:
  High ..................................... $   20.20  $   20.17  $   20.00  $   19.37  $   20.31  $   19.05  $   23.56  $   20.00
                                             =========  =========  =========  =========  =========  =========  =========  =========
  Low ...................................... $   19.05  $   16.92  $   17.70  $   17.32  $   18.50  $   18.05  $   19.19  $   18.00
                                             =========  =========  =========  =========  =========  =========  =========  =========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company contained in the definitive Proxy Statement of the Company relating to its April 30, 1998 Annual Meeting of Stockholders under the captions "Election as Directors," "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4. of Part I above.

Item 11.  EXECUTIVE  COMPENSATION

     The information regarding executive compensation contained in the definitive Proxy Statement of the Company relating to its April 30, 1998 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation of Directors, and "Report of the Compensation Committee" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management contained in the definitive Proxy Statement of the Company relating to its April 30, 1998 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding relationships and related transactions contained in the definitive Proxy Statement of the Company relating to its April 30, 1998 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation of Directors" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  Item 14(a)1.  List of Financial Statements

     The following Financial Statements are filed as part of this Form 10-K
     Report:

                                                                        Page No.
     Consolidated Balance Sheets at December 31, 1997 and 1996             24

     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                                    25

     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1997, 1996 and 1995                              26

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                    27

     Property and Casualty Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                                    28

     Parent Company and Other Statements of Operations for the years
       ended December 31, 1997, 1996 and 1995                              28

     Notes to Consolidated Financial Statements                         29-52

     Independent Accountants' Report                                       53

     Supplementary Data - Results by Quarter                               54


  Item 14(a)2.  Financial Statement Schedules

     The following Financial Statement Schedules are filed as part of this Form 10-K report:

                                                                        Page No.
     Independent Accountants' Report on Schedules                           60

     Schedule II - Condensed Financial Information of Registrant          61-63

     Schedule III - Supplementary Insurance Information                     64


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

          3(c) Certificate of Amendment of Restated Certificate of Incorporation dated May 6, 1988. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28, 1989)

          3(d) Bylaws of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, dated February 28, 1989)

          4(a) Specimen Certificate of Common Stock of registrant (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997).*

          4(b)          Rights Agreement. (Incorporated by reference to
                        Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990)

          4(c)          Restated Certificate of Incorporation, as amended. See
                        Exhibit 3(a), 3(b), and 3(c) above.

          4(d)          Bylaws.  See Exhibit 3(d) above.

          10(a) Company's Annual Incentive Plan, restated January 1, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 17, 1997).*

          10(b) Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 17,
                        1997).*

          10(c) Company's Retirement Supplement Plan, as amended effective January 1, 1994.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994)
-------------
*   Management Contract or compensatory plan or arrangement.

          10(d) Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995)

          10(e) Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons.

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

  Item 14(b).  Reports on Form 8-K

     A Form 8-K was filed on December 17, 1997 reporting on the Company's 3:1 stock split distributed on January 20, 1998 and the Company's authorization of additional repurchases for its ongoing stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOREMOST CORPORATION OF AMERICA

Date:  March 6, 1998                      By  s/R. L. Antonini
                                              -----------------
                                              R. L. Antonini
                                              Chairman of the Board, President &
                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                      Date

s/R. L. Antonini              Chairman of the Board,          March 6, 1998
---------------------         President and Chief
R. L. Antonini                Executive Officer
                              (Principal Executive Officer)


s/Michael de Havenon          Director                        March 6, 1998
---------------------
Michael de Havenon

s/John C. Canepa              Director                        March 6, 1998
---------------------
John C. Canepa

s/Arthur E. Hall              Director                        March 6, 1998
---------------------
Arthur E. Hall

s/Richard A. Kayne            Director                        March 6, 1998
---------------------
Richard A. Kayne

s/Larry J. Orange             Executive Vice President        March 6, 1998
---------------------         and Director
Larry J. Orange

s/Joseph A. Parini            Director                        March 6, 1998
---------------------
Joseph A. Parini

s/Robert M. Raives            Director                        March 6, 1998
---------------------
Robert M. Raives

s/Michael B. Targoff          Director                        March 6, 1998
---------------------
Michael B. Targoff

s/F. Robert Woudstra          Executive Vice President,       March 6, 1998
---------------------         Treasurer and Director
F. Robert Woudstra            (Principal Accounting and
                               Financial Officer)

INDEPENDENT ACCOUNTANTS' REPORT REGARDING SCHEDULES


Foremost Corporation of America
Grand Rapids, Michigan

     The audits referred to in our report dated February 17, 1998 relating to the Consolidated Financial Statements of Foremost Corporation of America and Subsidiaries which is contained in Item 8. of this Form 10-K, included the audit of financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

     In our opinion, the financial statement schedules, present fairly, in all material respects, the information set forth therein.


s/BDO SEIDMAN, LLP
------------------
BDO SEIDMAN, LLP
February 17, 1998
Grand Rapids, Michigan

SCHEDULE II

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

December 31,                                                  1997       1996
                                                            --------   --------
(In thousands)
Assets:
   Investment in unconsolidated subsidiaries .............  $308,314   $285,485
   Other invested assets .................................     1,800      6,100
   Cash ..................................................        36         28
   Due from affiliates ...................................       363        631
   Real estate and equipment (net of
     accumulated depreciation) ...........................    34,044     34,179
   Other assets ..........................................    13,433     12,688
                                                            --------   --------
      Total assets .......................................  $357,990   $339,111
                                                            ========   ========

Liabilities:
   Notes payable .........................................  $ 89,666   $ 92,154
   Due to affiliates .....................................       908      3,293
   Other liabilities .....................................    11,965     12,242
                                                            --------   --------
      Total liabilities ..................................   102,539    107,689
                                                            --------   --------

Stockholders' Equity:
  Common stock ...........................................    32,467     14,000
  Other stockholders' equity .............................   222,984    217,422
                                                            --------   --------
    Total stockholders' equity ...........................   255,451    231,422
                                                            --------   --------
    Total liabilities and stockholders' equity ...........  $357,990   $339,111
                                                            ========   ========

----------
See Notes to Consolidated Financial Statements in Item 8.


FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF INCOME

Years Ended December 31,                           1997       1996       1995
                                                ---------  ---------  ---------
(In thousands)
Income:
  Intercompany income ......................... $   6,260  $   6,635  $   6,726
  Investment and other ........................       950      1,222        505
  Realized gains on investments ...............        --     10,042         --
                                                ---------  ---------  ---------
    Total income ..............................     7,210     17,899      7,231
                                                ---------  ---------  ---------

Expense:
  Operating ...................................     3,910      4,255      4,963
  Interest ....................................     8,003      7,869      9,374
                                                ---------  ---------  ---------
    Total expense .............................    11,913     12,124     14,337
                                                ---------  ---------  ---------
      Income (loss) before tax and income
        of unconsolidated subsidiaries ........    (4,703)     5,775     (7,106)
Income tax (provision) credit .................     1,939     (4,375)     2,648
                                                ---------  ---------  ---------
  Income (loss) before income
    of unconsolidated subsidiaries ............    (2,764)     1,400     (4,458)
Income of unconsolidated subsidiaries * .......    53,630     22,129     49,783
                                                ---------  ---------  ---------
  Net income .................................. $  50,866  $  23,529  $  45,325
                                                =========  =========  =========

----------
* Includes dividends to parent company of:      $  37,500  $  32,600  $  37,240
                                                =========  =========  =========

See Notes to Consolidated Financial Statements in Item 8.


FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31,                              1997      1996       1995
                                                   --------  --------  --------
(In thousands)
Net cash for operating activities ................ $(13,643) $ (5,581) $ (2,734)

Investing Activities:
  Maturities of invested assets ..................       --        --        34
  Net proceeds from sale of subsidiary ...........       --    23,604        --
  Purchases of real estate and equipment .........   (1,713)      (29)      (42)
  Distributions from subsidiaries - net ..........   37,086    32,600    36,540
  (Increase) decrease in short-term investments ..    4,300    (5,750)     (400)
                                                   --------  --------  --------
    Net cash from investing activities ...........   39,673    50,425    36,132
                                                   --------  --------  --------
Financing Activities:
  Repayment of long-term debt ....................   (2,488)   (2,258)   (8,047)
  Increase (decrease) in short-term debt .........       --    (2,000)       --
  Acquisition of treasury shares .................  (19,369)  (32,111)  (14,351)
  Dividends paid .................................  (10,063)  (10,655)  (11,052)
  Receipts from exercise of stock options ........    5,898     2,165        68
                                                   --------  --------  --------
    Net cash for financing activities ............  (26,022)  (44,859)  (33,382)
                                                   --------  --------  --------
      Cash increase (decrease) ...................        8       (15)       16
Cash at beginning of year ........................       28        43        27
                                                   --------  --------  --------
  Cash at end of year ............................ $     36  $     28  $     43
                                                   ========  ========  ========

----------
See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE III

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
                                             Future
                                             policy                                     Benefits,
                                            benefits,                                    claims,   Amortization
                                Prepaid      losses,                                     losses      prepaid
                                policy       claims                           Net         and         policy       Other      Net
                              acquisition   and loss   Unearned  Premium   investment  settlement  acquisition   operating  premium
Segment                          cost       expenses   premiums  revenue     income     expenses      costs      expenses*  written
----------------------------  -----------  ----------  --------  --------  ----------  ----------  ------------  --------- --------
(In thousands)
Year Ended December 31, 1997
  Property and casualty .... $     78,232  $   82,722  $246,429  $429,210  $   25,721  $  244,608  $    125,760  $ 13,673  $434,317
  Parent and Other .........           --          --        --        --          92          --            --     6,515        --
                             ------------  ----------  --------  --------  ----------  ----------  ------------  --------  --------
    Total .................. $     78,232  $   82,722  $246,429  $429,210  $   25,813  $  244,608  $    125,760  $ 20,188  $434,317
                             ============  ==========  ========  ========  ==========  ==========  ============  ========  ========

Year Ended December 31, 1996
  Property and casualty .... $     70,231  $   93,420  $241,313  $427,565  $   26,686  $  276,175  $    122,795  $ 16,123  $419,953
  Parent and Other .........           --          --        --        --         430          --            --     8,978        --
                             ------------  ----------  --------  --------  ----------  ----------  ------------  --------  --------
    Total .................. $     70,231  $   93,420  $241,313  $427,565  $   27,116  $  276,175  $    122,795  $ 25,101  $419,953
                             ============  ==========  ========  ========  ==========  ==========  ============  ========  ========
  Discontinued Operations .. $         --  $       --  $     --  $  8,908  $      745  $    6,227  $      2,167  $     41  $  8,908
                             ============  ==========  ========  ========  ==========  ==========  ============  ========  ========

Year Ended December 31, 1995
  Property and casualty .... $     72,560  $   93,771  $248,953  $426,282  $   27,212  $  244,081  $    125,115  $ 11,835  $425,446
  Parent and Other .........           --          --        --        --          96          --            --     6,347        --
                             ------------  ----------  --------  --------  ----------  ----------  ------------  --------  --------
    Total .................. $     72,560  $   93,771  $248,953  $426,282  $   27,308  $  244,081  $    125,115  $ 18,182  $425,446
                             ============  ==========  ========  ========  ==========  ==========  ============  ========  ========
  Discontinued Operations .. $      1,492  $    3,733  $  2,677  $ 21,797  $    2,036  $   15,052  $      5,342  $    147  $ 21,797
                             ============  ==========  ========  ========  ==========  ==========  ============  ========  ========

----------
* Allocations of other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied.


See Notes to Consolidated Financial Statements in Item 8.