Form 10-Q
period 1998-03-31
FOREMOST CORP OF AMERICA
filed 1998-05-11
CIK 18508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

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

       Common Stock, $1.00 par value,
       Outstanding at March 31, 1998: 27,496,204 shares

                         FOREMOST CORPORATION OF AMERICA

                                      INDEX

                                                               Page No.

       Part I.  Financial Information:

         Item 1. - Financial Statements:
            Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997                   1

            Consolidated Statements of Income -
            Three Months Ended March 31, 1998 and 1997             2

            Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997             3

            Condensed Notes to Consolidated Financial
            Statements                                            4-5

         Item 2. - Management's Discussion and Analysis           6-7



       Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K               8

          Signatures                                               8

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1998         1997
                                                       -----------  -----------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity .................. $     1,511  $     1,974
  Securities available for sale:
   Fixed maturities ..................................     379,263      376,868
   Equity securities .................................      88,238       83,677
  Mortgage loans and land contracts on real estate ...      12,273       12,350
  Investment real estate .............................      12,496       11,920
  Short-term investments .............................      15,054       26,656
                                                       -----------  -----------
   Total investments .................................     508,835      513,445
 Cash ................................................       1,292        2,409
 Accrued investment income ...........................       6,392        6,293
 Premiums receivable .................................      71,826       71,541
 Due from reinsurance companies ......................      22,203       20,645
 Other receivables ...................................       2,304        2,568
 Prepaid policy acquisition costs ....................      75,317       74,179
 Prepaid reinsurance premiums ........................         422          979
 Real estate and equipment ...........................      42,176       38,341
 Other assets ........................................      14,978       14,380
                                                       -----------  -----------
  Total assets ....................................... $   745,745  $   744,780
                                                       ===========  ===========
Liabilities:
 Unearned premium .................................... $   246,905  $   246,429
 Insurance losses and loss adjustment expenses .......      86,648       82,722
 Accounts payable and accrued expenses ...............      26,530       33,022
 Notes and other obligations payable .................      91,716       92,201
 Income taxes ........................................      20,308       20,853
 Other liabilities ...................................      14,388       14,102
                                                       -----------  -----------
  Total liabilities ..................................     486,495      489,329
                                                       -----------  -----------
Shareholders' Equity:
 Common stock $1 par - shares authorized 35,000,000,
  issued 32,467,248 ..................................      32,467       32,467
 Additional paid-in capital ..........................     117,251      120,536
 Unrealized appreciation (depreciation) of securities
  available for sale, net of applicable taxes ........      21,315       20,894
 Retained earnings ...................................     246,704      237,621
 Restricted stock - deferred compensation ............          (4)          (4)
                                                       -----------  -----------
  Total ..............................................     417,733      411,514
 Treasury stock at cost, 4,971,044
   and 4,766,376 shares ..............................    (158,483)    (156,063)
                                                        -----------  -----------
  Total shareholders' equity .........................     259,250      255,451
                                                       -----------  -----------
  Total liabilities and shareholders' equity ......... $   745,745  $   744,780
                                                       ===========  ===========

See accompanying condensed notes to consolidated financial statements.

                                       -1-

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                            1998         1997
                                                        ----------   ----------
(In thousands except per share data)
Income:
  Property and casualty premium earned .....             $ 108,307    $ 106,578
  Net investment income ....................                 6,340        6,279
  Realized gains ...........................                 1,617        1,539
  Other ....................................                   726          658
                                                         ---------    ---------
    Total income ...........................               116,990      115,054
                                                         ---------    ---------
Expense:
  Insurance losses and loss expenses .......                62,562       71,704
  Amortization of prepaid policy
    acquisition costs ......................                32,209       30,926
  Operating and other ......................                 6,939        7,049
                                                         ---------    ---------
    Total expense ..........................               101,710      109,679
                                                         ---------    ---------
      Income before taxes ..................                15,280        5,375

Income tax credit ..........................                (3,719)        (566)
                                                         ---------    ---------
  Net income ...............................             $  11,561    $   4,809
                                                         =========    =========

Earnings per share of common stock:
  Net income ...............................             $    0.42    $    0.17
                                                         =========    =========
Average shares outstanding .................                27,591       28,434
                                                         =========    =========
Earnings per share of common stock - diluted
  Net income ...............................             $    0.41    $    0.16
                                                         =========    =========
Average shares outstanding .................                28,215       29,149
                                                         =========    =========

See accompanying condensed notes to consolidated financial statements.

                         PART I.  FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1998          1997
(In thousands)                                           ----------  ----------
Operating Activities:
    Net cash from (for) operating activities .             $  6,441    $ (7,016)
                                                         ----------  ----------
Investing Activities:
 Purchases of securities and loans made ......              (35,253)    (28,003)
 Purchases of real estate and equipment ......               (4,920)       (177)
 Sales of securities .........................               21,946      21,583
 Maturities of securities and receipts
  from repayments of loans ...................                8,928      11,536
 Sales of real estate and equipment ..........                  181         642
 Decrease (Increase) in short-term investments               11,602       7,790
                                                          ----------  ---------
  Net cash from investing activities .........                2,484      13,371
                                                          ----------  ---------
Financing Activities:
 Net change in short-term debt ...............                 --         7,000
 Repayments of long-term debt ................                 (484)       (572)
 Acquisition of treasury shares ..............               (5,679)    (13,839)
 Dividends paid ..............................               (2,477)     (2,584)
 Exercise of stock options: Receipts .........                  940        --
 Exercise of stock options: Repurchases ......               (2,342)       --
                                                          ----------  ---------
  Net cash from financing activities .........              (10,042)     (9,995)
                                                          ----------  ---------
          Cash decrease ......................               (1,117)     (3,640)
Cash at beginning of year ....................                2,409       5,141
                                                          ---------   ---------
          Cash at end of period ..............             $  1,292    $  1,501
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


       3. During the first quarter of 1998, Foremost Corporation of America adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

          Comprehensive income and its components consist of the following:

                                                   For the Three Months Ended
                                                            March 31,
                                                        1998         1997
                                                       -------      --------
          (In thousands)
          Net Income                                   $11,561      $ 4,809
          Other Comprehensive Income:
           Unrealized Gain (Loss) on Securities
             Available for Sale,
            (Net of Tax of $227 and
              ($1,731))                                $   421      $(3,215)
                                                       --------     --------
          Comprehensive Income                         $11,982      $ 1,594
                                                       ========     ========

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                         FOREMOST CORPORATION OF AMERICA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




       4. Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

                                               For The Three Months Ended
                                                     March 31, 1998
                                         -------------------------------------
                                           Net        Outstanding    Per-Share
                                          Income         Shares        Amount
                                         ---------    -----------    ---------
           (In thousands, except per
             share amounts)
           Basic EPS                     $ 11,561        27,591      $   .42
           O/S Stock Options                                624
                                         ---------     ----------    ---------
           Diluted EPS                   $ 11,561        28,215      $   .41
                                         =========     ==========    =========




                                               For The Three Months Ended
                                                     March 31, 1997
                                         -------------------------------------
                                           Net        Outstanding    Per-Share
                                          Income         Shares        Amount
                                         ---------    -----------    ---------
          (In thousands, except per
             share amounts)
           Basic EPS                     $  4,809        28,434      $   .17
           O/S Stock Options                                715
                                         ---------    -----------    ---------

           Diluted EPS                   $  4,809        29,149      $   .16
                                         =========    ===========    =========


                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                        FOREMOST CORPORATION OF AMERICA
                   OPERATING RESULTS AND FINANCIAL POSITION


Results of Operations

         Foremost Corporation of America reported record results for the first quarter of 1998. This is the fourth consecutive record setting quarter. Net income for the first quarter was $.42 per share, including $.04 per share in realized gains, compared to $.17 per share in 1997,including $.04 per share in realized gains. The per share results reflect adjustment for the three-for one stock split of January 1998.

         The combined loss and expense ratio for the property and casualty group was 92.7% for the first quarter of 1998 compared to 100.8% for the same period last year. The improvement in the combined ratio can be attributed to a decline in catastrophe losses of $14.5 million, while the industry was experiencing a 16% increase in catastrophe related losses in the same period.

         The Company's written premium decreased 0.2% for the first quarter of 1998 compared to the same period in 1997. What is not apparent are the three positive trends in the mix of business written during the first quarter of 1998. First, by taking out the effect of our on-going catastrophe management programs of not accepting new business in Florida and in certain portions of California, our mobile home written premium, in the non-restricted areas, increased by 2.4% over the first quarter of 1997. Second, our direct response automobile written premium almost tripled over the results for the first quarter of 1997. The Company wrote $1.4 million in direct response automobile premium in the first quarter of 1998 compared with $0.5 million in the same quarter of 1997. Our agency-produced automobile business continues to decline as planned, as we implement our direct response automobile strategy. Third, our dwelling fire insurance, called BASICS, continues its strong growth with a 17.4% increase in written premium over the same period last year.

         Written premium by major product line is as follows:

                                                            %
                                1st Quarter              Increase
                           1998             1997        (Decrease)
                         --------         --------      ----------
(In thousands)
Mobile Home              $ 87,804         $ 86,696            1.3
RV                         13,399           14,125           (5.1)
Automobile                  4,126            4,381           (5.8)
BASICS                      1,899            1,618           17.4
Homeowners                    563              910          (38.1)
Other                       1,213            1,529          (20.7)
                         --------         --------       ---------
  Total                  $109,004         $109,259           (0.2)
                         ========         ========       ========

         After-tax investment income increased 2.8% from the first quarter last year. The primary reason for the increase is the growth in the investable asset base resulting from the excellent underwriting results over the 12 month period.

                          PART I. FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)



Financial Position

         The principal sources of cash for the first three months of 1998 were $42.7 million from sales and maturities of investments and $6.4 million from operations. The Company used $40.2 million for the purchase of securities, purchased $8.0 million of treasury stock, paid $2.5 million in dividends to shareholders and repaid $.5 million of long-term debt. Also, during the first quarter of 1998, the Company received $.9 million from the exercise of 98,700 shares of stock options by employees. The Company had $16.3 million in cash and other liquid assets at March 31, 1998.

         Total invested assets on a cost basis decreased 1.1%, or $5.3 million during the first quarter of 1998 compared to year end 1997. Market values of securities available for sale increased $.4 million net of tax in the first quarter of 1998.

         The Company uses its stock repurchase program to manage its capital base and leverage ratios. The number of shares repurchased in the first quarter was 341,258. Since the inception of this repurchase plan in February 1994, the Company has purchased 2,103,496 shares.

                           PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
       (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1998.



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


                                        FOREMOST CORPORATION OF AMERICA
                                                 (Registrant)


       Date:   May 8, 1998                    s/Paul D. Yared
                                        ------------------------------
                                              Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:   May 8, 1998                    s/Kenneth C. Haines
                                        ------------------------------
                                              Kenneth C. Haines
                                        Its:  Controller