Form 10-Q
period 1998-06-30
FOREMOST CORP OF AMERICA
filed 1998-08-13
CIK 18508

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

                          Commission File Number 0-6478

                         FOREMOST CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


                  Michigan                              38-1863522
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)             identification no.)


       5600 Beech Tree Lane, Caledonia, Michigan                  49316
       (Address of principal executive offices)               (Zip Code)

       Mailing address: P.O. Box 2450, Grand Rapids, Michigan 49501

       Registrant's telephone number, including area code:  (616)942-3000

       Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
       such filing requirements for the past 90 days. Yes   X       No
                                                         -------      -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock, $1.00 par value,
       Outstanding at June 30, 1998:  27,243,940 shares

                         FOREMOST CORPORATION OF AMERICA
                                      INDEX

                                                               Page No.

       Part I.  Financial Information:

       Item 1. - Financial Statements:
          Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997                     1


          Consolidated Statements of Income -
          Six Months Ended June 30, 1998 and 1997                 2


          Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997                 3


          Condensed Notes to Consolidated Financial
          Statements                                             4-6


       Item 2. - Management's Discussion and Analysis            7-9


       Part II.  Other Information:


          Item 1. - Legal Proceeding                             10

          Item 4. - Submission of Matters to a Vote of
                    Security Holders                           11-12

          Item 6. - Exhibits and Reports on Form 8-K             12


          Signatures                                             12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         FOREMOST CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          1998        1997
                                                        --------    --------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity .................   $  1,017    $  1,974
  Securities available for sale:
   Fixed maturities .................................    376,858     376,868
   Equity securities ................................     84,719      83,677
  Mortgage loans and land contracts on real estate ..     12,216      12,350
  Investment real estate ............................     12,247      11,920
  Short-term investments ............................     17,342      26,656
                                                        --------    --------
   Total investments ................................    504,399     513,445
 Cash ...............................................      1,960       2,409
 Accrued investment income ..........................      6,067       6,293
 Premiums receivable ................................     76,557      71,541
 Due from reinsurance companies .....................     22,730      20,645
 Other receivables ..................................      2,229       2,568
 Prepaid policy acquisition costs ...................     75,762      74,179
 Prepaid reinsurance premiums .......................        645         979
 Real estate and equipment ..........................     47,477      38,341
 Other assets .......................................     15,453      14,380
                                                        --------    --------
  Total assets ......................................   $753,279    $744,780
                                                        ========    ========
Liabilities:
 Unearned premium ...................................   $255,977    $246,429
 Insurance losses and loss adjustment expenses ......     89,621      82,722
 Accounts payable and accrued expenses ..............     30,656      33,022
 Notes and other obligations payable ................     97,944      92,201
 Income taxes .......................................     13,154      20,853
 Other liabilities ..................................     13,372      14,102
                                                        --------    --------
  Total liabilities .................................    500,724     489,329
                                                        --------    --------
Stockholders' Equity:
 Preferred stock - 10,000,000 shares authorized
  and unissued ......................................       --          --
 Common stock $1 par - shares authorized 70,000,000
  and 35,000,000, issued and outstanding 27,243,940
  and 27,700,872 ....................................     27,244      27,701
 Other shareholders' equity .........................    225,311     227,750
                                                        --------    --------
  Total stockholders' equity ........................    252,555     255,451
                                                        --------    --------
  Total liabilities and stockholders' equity ........   $753,279    $744,780
                                                        ========    ========

See accompanying condensed notes to consolidated financial statements.

                                       -1-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                            ----------------------    ----------------------
                                               1998         1997         1998         1997
                                            ---------    ---------    ---------    ---------
(In thousands except per share data)
Income:
  Property and casualty premium earned ..   $ 108,503    $ 106,958    $ 216,810    $ 213,536
  Net investment income .................       5,814        6,324       12,154       12,603
  Realized gains ........................       2,426        5,411        4,043        6,950
  Other .................................         563          564        1,289        1,222
                                            ---------    ---------    ---------    ---------
    Total income ........................     117,306      119,257      234,296      234,311
                                            ---------    ---------    ---------    ---------
Expense:
  Insurance losses and loss expenses ....      66,841       61,695      129,403      133,399
  Amortization of prepaid policy
    acquisition costs ...................      32,003       30,937       64,212       61,863
  Operating .............................       4,718        5,231        9,722       10,254
  Interest ..............................       1,729        2,277        3,664        4,303
                                            ---------    ---------    ---------    ---------
    Total expense .......................     105,291      100,140      207,001      209,819
                                            ---------    ---------    ---------    ---------
      Income before taxes ...............      12,015       19,117       27,295       24,492
Income tax provision ....................      (2,901)      (5,657)      (6,620)      (6,223)
                                            ---------    ---------    ---------    ---------
  Net income - continuing operations ....       9,114       13,460       20,675       18,269
Net income - discontinued operations ....        --             90         --             90
                                            ---------    ---------    ---------    ---------
  Net income - before extraordinary item        9,114       13,550       20,675       18,359

Extraordinary loss on early
  extingishment of debt (net of $1,782
  of federal income tax) ................      (3,310)        --         (3,310)        --
                                            ---------    ---------    ---------    ---------
   Consolidated net income ..............   $   5,804    $  13,550    $  17,365    $  18,359
                                            =========    =========    =========    =========

Per share of common stock:
  Net income - continuing operations ....   $    0.33    $    0.49    $    0.75    $    0.65
  Net income - discontinued operations ..        --           --           --           --
  Extraordinary loss - net of tax benefit       (0.12)        --          (0.12)        --
                                            ---------    ---------    ---------    ---------
    Net income ..........................   $    0.21    $    0.49    $    0.63    $    0.65
                                            =========    =========    =========    =========
Average shares outstanding ..............      27,345       27,738       27,468       28,084
                                            =========    =========    =========    =========
Cash dividends per share ................   $    0.09    $    0.09    $    0.09    $    0.09
                                            =========    =========    =========    =========

Per share of common stock - diluted
  Net income - continuing operations ....   $    0.33    $    0.48    $    0.74    $    0.64
  Net income - discontinued operations ..        --           --           --           --
  Extraordinary loss - net of tax benefit       (0.12)        --          (0.12)        --
                                            ---------    ---------    ---------    ---------
    Net income ..........................   $    0.21    $    0.48    $    0.62    $    0.64
                                            =========    =========    =========    =========
Average shares outstanding ..............      27,961       28,386       28,085       27,702
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

                                       -2-

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                         FOREMOST CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998          1997
(In thousands)                                           --------      --------
Operating Activities:
  Net cash from operating activities ...............     $ 18,051      $  7,616
                                                         --------      --------
Investing Activities:
 Purchases of securities and loans made ............      (61,159)      (61,207)
 Purchases of real estate and equipment ............      (10,808)         (729)
 Sales of securities ...............................       48,493        46,470
 Maturities of securities and receipts
  from repayments of loans .........................       12,029        20,096
 Sales of real estate and equipment ................          661           642
 Decrease in short-term investments ................        9,314         5,973
                                                         --------      --------
  Net cash from (for) investing activities .........       (1,470)       11,245
                                                         --------      --------
Financing Activities:
 Prepayment of mortgage ............................      (30,781)         --
 Extraordinary loss on early
   extingishment of debt ...........................       (3,310)         --
 Repayment of debt .................................         (976)       (1,088)
 Proceeds from borrowings ..........................       37,500         5,500
 Reaquisition of common stock ......................      (11,898)      (19,365)
 Dividends paid ....................................       (4,940)       (5,077)
 Exercise of stock options:  Receipts ..............        1,842         2,115
 Exercise of stock options:  Repurchases ...........       (4,467)       (3,797)
                                                         --------      --------
  Net cash for financing activities ................      (17,030)      (21,712)
                                                         --------      --------
          Cash increase (decrease) .................         (449)       (2,851)
Cash at beginning of year ..........................        2,409         5,141
                                                         --------      --------
          Cash at end of period ....................     $  1,960      $  2,290
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

   Comprehensive income and its components consist of the following:

                                                             For the Three
                                                             Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998           1997
                                                         -------        -------
(In thousands)
Net Income ........................................      $ 5,804        $13,550
Other Comprehensive Income:
 Unrealized Gain (Loss) on Securities
  Available for Sale, (Net of
  Tax of($1,646) and $1,328) ......................       (3,054)         2,466
                                                         -------        -------
Comprehensive Income ..............................      $ 2,750        $16,016
                                                         =======        =======

                                       -4-

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
(In thousands)
Net Income .....................................       $ 17,365        $ 18,359
Other Comprehensive Income:
 Unrealized Gain (Loss) on Securities
  Available for Sale, (Net of
  Tax of($1,418) and $(404)) ...................       $ (2,633)       $   (749)
                                                       --------        --------
Comprehensive Income ...........................       $ 14,732        $ 17,610
                                                       ========        ========


4. Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

                                                For the Three Months Ended
                                                        June 30, 1998
                                            ------------------------------------
                                               Net      Outstanding    Per Share
                                             Income       Shares        Amount
                                            --------    -----------    ---------
(In thousands, except per share amounts)
Basic EPS ...............................     $5,804      27,345       $    .21
O/S Stock Options .......................                    616
                                              ------      ------       --------
  Diluted EPS ...........................     $5,804      27,961       $    .21
                                              ======      ======       ========

                                                For the Three Months Ended
                                                        June 30, 1997
                                            ------------------------------------
                                               Net      Outstanding    Per Share
                                             Income       Shares        Amount
                                            --------    -----------    ---------
(In thousands, except per share amounts)
Basic EPS ...............................    $13,550      27,738       $    .49
O/S Stock Options .......................                    648
                                             -------      ------       --------
  Diluted EPS ...........................    $13,550      28,386       $    .48
                                             =======      ======       ========

                                                For the Six Months Ended
                                                        June 30, 1998
                                            ------------------------------------
                                               Net      Outstanding    Per Share
                                             Income       Shares        Amount
                                            --------    -----------    ---------
(In thousands, except per share amounts)
Basic EPS ...............................    $17,365      27,468       $    .63
O/S Stock Options .......................                    617
                                             -------      ------       --------
  Diluted EPS ...........................    $17,365      28,085       $    .62
                                             =======      ======       ========

                                                 For the Six Months Ended
                                                        June 30, 1997
                                            ------------------------------------
                                               Net      Outstanding    Per Share
                                             Income       Shares        Amount
                                            --------    -----------    ---------
(In thousands, except per share amounts)
Basic EPS ...............................    $18,359      28,084       $    .65
O/S Stock Options .......................                    618
                                             -------      ------       --------
  Diluted EPS ...........................    $18,359      28,702       $    .64
                                             =======      ======       ========

5. At the Company's Annual Meeting of Stockholders held on April 30, 1998, the stockholders approved the Company's Stock Option Plan of 1998, which granted the Company's Chairman and CEO, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $24 per share. Except in the case of a change in control or certain events of termination, the options only vest if the closing per share sales price of the Company's common stock on the New York Stock Exchange is equal to or greater than $48 per share on at least 10 trading days on or before February 23, 2003.

6. On June 29, 1998, the Company entered into an unsecured credit agreement with a group of banks. This replaced a prior unsecured credit agreement and the building mortgage loan that was paid off on May 5, 1998. The new agreement provides for a five year revolving credit facility not to exceed $40 million and a seven year term loan of $80 million, of which $30 million of the term loan will be paid off over six years at $1.25 million per quarter. Borrowing rates are based on eurodollar and negotiated rates. The existing interest rate swap agreement covering $58 million of the facility is still in effect. As of June 30, 1998, the Company had $25 million available under the revolving credit facility. The Company also renewed for another year the $20 million uncommitted line of credit facility, which expired on June 30, 1998.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                         FOREMOST CORPORATION OF AMERICA
                    OPERATING RESULTS AND FINANCIAL POSITION


Results of Operations

     Foremost Corporation of America's combined loss and expense ratio for the first six months of 1998 was 94.4% compared to 96.0% for the same period last year, in spite of industry catastrophe losses of $4.4 billion for the first six months of 1998 compared with $2.6 billion for all of 1997. As a result, operating earnings for the first half of 1998, are up by 31% over the same period last year. Return on equity for the first six months of 1998 is an annualized 16.2%.

     Net income from continuing operations, before an extraordinary item for the first six months was $.74 per share compared to $.64 per share in 1997. Realized gains of $.09 per share in 1998 and $.16 per share in 1997 are included in the six months results. Net income from continuing operations, before an extraordinary item, for the second quarter of 1998 was $.33 per share, including $.05 per share in realized gains, compared to $.48 per share in 1997, including $.13 per share in realized gains. All per share amounts are stated on a diluted basis.

     On May 5, 1998, the Company pre-paid the $30.8 million mortgage on its corporate headquarters and incurred a $3.3 million after-tax prepayment penalty to extinguish this debt. This cost is classified as an extraordinary item in the financial statements for the second quarter of 1998 and reduced earnings by $.12 per share. The reason for prepaying the mortgage was to eliminate the restrictive operating covenants attached to this debt, which hindered our ability to manage the Company's capital base and leverage ratios through stock repurchases. The cost of this prepayment penalty will be recouped over time by the Company's present ability to borrow funds from its line of credit at lower interest rates. The interest savings equal approximately $.03 per share annually to the Company's operating results.

     The combined loss and expense ratio for the property and casualty group was 96.1% for the second quarter of 1998 compared to 91.3% for the same period last year. The increase in the combined ratio can be attributed to higher catastrophe losses, which doubled from last year's second quarter and resulted in an additional 7 points to the combined ratio. The Property Claims Services of the Insurance Services Office, Inc. estimates record industry-wide catastrophe losses for the second quarter approximating $3.4 billion, which is more than triple the amount of such losses in the second quarter of 1997.

         Written premium by major product line is as follows:

                                  2nd Quarter
                         ----------------------------       Increase
                            1998               1997        (Decrease)
                         ---------          ---------      ----------
(In thousands)
Mobile Home ..........   $ 94,487           $ 95,708         (1.3%)
RV ...................     15,294             14,526          5.3%
Automobile ...........      4,750              2,751         72.6%
Basics ...............      2,228              1,981         12.5%
Homeowners ...........        461                765        (39.7%)
Other ................        557              1,451        (61.6%)
                         --------           --------       -------
  Total ..............   $117,777           $117,182          0.5%
                         ========           ========       =======

                                Six Months
                       ------------------------------       Increase
                            1998               1997        (Decrease)
                       -----------          ---------      ----------
(In thousands)
Mobile Home ..........   $182,292           $182,404         (0.1%)
RV ...................     28,692             28,651          0.1%
Automobile ...........      8,876              7,132         24.4%
Basics ...............      4,128              3,599        14.7 %
Homeowners ...........      1,023              1,675        (39.0%)
Other ................      1,770              2,980        (40.6%)
                         --------           --------       -------
  Total ..............   $226,781           $226,441          0.1%
                         ========           ========       =======

     Mobile home written premium for the first six months of 1998 was flat on a comparable basis due to the effect of our on-going catastrophe management program of not accepting new business in Florida and in certain portions of California. Direct response automobile premium increased to $3.5 million in the first half of 1998 compared with $0.9 million in the same period of 1997. Our dwelling fire insurance, called BASICS, continues its strong growth with a 14.7% increase in written premium in the first six months.

     After-tax investment income contributed $.181 per share in the second quarter of 1998 compared to $.186 per share in 1997. For the first six months of the year, after-tax investment income contributed $.372 per share in 1998 compared to $.366 per share for the same period last year.

     At the Company's Annual Meeting of Stockholders held on April 30, 1998, the stockholders approved several proposals, including those having the following results:

1) Adoption of an Agreement and Plan of Merger which changed the Company's state of incorporation from Delaware to Michigan effective June 30, 1998;

2) Amendment to the Company's Articles of Incorporation increasing the Company's authorized common stock from 35,000,000 to 70,000,000 shares;

3) Amendment to the Company's Articles of Incorporation to authorize a class of up to 10,000,000 shares of preferred stock; and

4) Approval of the Company's Stock Option Plan of 1998, which granted the Company's Chairman and CEO, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $24 per share. Except in the case of a change in control or certain events of termination, the options only vest if the closing per share sales price of the Company's common stock on the New York Stock Exchange is equal to or greater than $48 per share on at least 10 trading days on or before February 23, 2003.

Financial Position

         The principle sources of cash for the first six months of 1998 were $69.8 million from sales and maturities of investments and $18.1 million from operations. The Company also borrowed an additional $37.5 million. The primary uses of cash were $72.0 million for the purchases of securities, real estate and equipment, $30.8 million to prepay the building mortgage, $16.4 million to repurchase common stock and $4.9 million to pay dividends to shareholders. The Company had $19.3 million in cash and other liquid assets at June 30, 1998.

         Total invested assets on a cost basis decreased 1.0%, or $5.0 million during the first six months of 1998. Market values of securities available for sale decreased $2.6 million net of tax in the first six months of 1998.

         On June 29, 1998, the Company entered into an unsecured credit agreement with a group of banks. This replaced a prior unsecured credit agreement and the building mortgage loan that was paid off on May 5, 1998. The new agreement provides for a five year revolving credit facility not to exceed $40 million and a seven year term loan of $80 million, of which $30 million of the term loan will be paid off over six years at $1.25 million per quarter. Borrowing rates are based on eurodollar and negotiated rates, The existing interest rate swap agreement covering $58 million of the facility is still in effect. As of June 30, 1998, the Company had $25 million available under the revolving credit facility. The Company also renewed the $20 million uncommitted line of credit facility, which expired on June 30, 1998, for another year.

         The Company continued to manage its capital base and leverage ratios by repurchasing 338,225 shares of its common stock during the second quarter of 1998, under a previously announced repurchase plan. Since the inception of this repurchase plan in February 1994, the Company has purchased 5,966,197 shares, adjusted for the January, 1998 three-for-one stock split.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as the proceedings described in the Company's Annual Report on Form 10-K for the year ending December 31, 1997, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for said proceedings is not determinable at June 30, 1998. However, two of the proceedings that were pending at December 31, 1997 have been terminated without liability to the Company as follows:

In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints seek unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. On June 22, 1998, the Circuit Court of Waupaca County, Wisconsin, issued an Order vacating the class certification dismissing all claims against the Company in the Wisconsin action, without prejudice. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, initially was dismissed by the trial court on the Company's motion. Plaintiffs then filed amended pleadings, and the Company renewed its motion to dismiss, which motion is pending before the trial court. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, has been stayed. The Company is vigorously defending all of these cases and believes that none has merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

In September 1997, a plaintiff brought a state class action in the United States District Court the Southern District of Mississippi, Hattiesburg Division, alleging the failure to disclose information about insurance coverages and premium structure under policies sold in Mississippi. On May 8, 1998, the Court issued an Order dismissing all claims against the Company without prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to a Proxy Statement dated March 25, 1998, the Company submitted several matters to a vote and solicited proxies of holders of its Common Stock in connection with its Annual Meeting of Stockholders held on April 30, 1998. A brief description of each matter voted upon the results of the vote are as follows:

a) Election of four (4) Class I Directors with terms expiring in 2001:

                                     Number of            Number of
   Nominees                          Votes For         Votes Withheld
   --------                         ----------         --------------
   Michael de Havenon               25,462,240                 75,202
   Robert M. Raives                 24,547,241                990,201
   Michael B. Targoff               25,463,140                 74,302
   F. Robert Woudstra               25,463,440                 74,002

b) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock:

                    Vote                     Number Of Votes
                    ----                     ---------------
                    For                         24,738,064
                    Against                        625,697
                    Abstain                        173,681

c) Adoption of an Agreement and Plan of Merger to cause the Company to become a Michigan corporation:

                    Vote                     Number Of Votes
                    ----                     ---------------
                    For                         18,288,768
                    Against                      3,594,847
                    Abstain                        178,235
                    Non-vote                     3,475,592

d) Approval of the Company's Stock Option Plan of 1998:

                     Vote                    Number Of Votes
                     ----                    ---------------
                     For                        23,557,189
                     Against                     1,783,029
                     Abstain                       197,224


e) Approval of a form of indemnity agreement for the Company's directors and officers:

                     Vote                    Number Of Votes
                     ----                    ---------------
                     For                        24,090,833
                     Against                     1,256,101
                     Abstain                       190,508

f) Ratification of the appointment of BDO Seidman, LLP, as independent auditors for the Company for the year ending December 31, 1998:

                     Vote                    Number Of Votes
                     ----                    ---------------
                     For                        25,490,287
                     Against                         4,008
                     Abstain                        43,147


Item 6.  Exhibits and Reports on Form 8K

A Form 8-K Current Report was filed on July 1, 1998 reporting on the June 30, 1998 effective date of merger of the Company into a wholly-owned subsidiary changing the Company's state of incorporation from Delaware to Michigan.


                                  SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOREMOST CORPORATION OF AMERICA
                                                  (Registrant)


       Date:   August 12, 1998                   Paul D. Yared
                                        ------------------------------
                                                 Paul D. Yared
                                        Its:  Senior Vice President,
                                              Secretary and General
                                              Counsel


       Date:   August 12, 1998                 Kenneth C. Haines
                                        ------------------------------
                                               Kenneth C. Haines
                                        Its: Controller