Form 10-Q
period 1998-09-30
FOREMOST CORP OF AMERICA
filed 1998-11-13
CIK 18508

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

===========================================================================

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended                 Commission File Number
           SEPTEMBER 30, 1998                           0-6478


                      FOREMOST CORPORATION OF AMERICA
          (Exact name of Registrant as specified in its charter)


                   MICHIGAN                           38-1863522
        (State or other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)

             5600 BEECH TREE LANE
              CALEDONIA, MICHIGAN                      49316
   (Address of Principal Executive Offices)           (Zip Code)

                             Mailing address:
                P.O. BOX 2450, GRAND RAPIDS, MICHIGAN 49501

            Registrant's telephone number, including area code
                               (616) 942-3000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.    Yes  __X__    No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                 OUTSTANDING AT
                     CLASS                     SEPTEMBER 30, 1998
                     -----                     ------------------
        Common Stock, $1.00 par value,          27,232,940 shares

===========================================================================

                      FOREMOST CORPORATION OF AMERICA

                                   INDEX
                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION:

     Item 1. - Financial Statements:

          Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                  1-2

          Consolidated Statements of Income -
            Nine Months Ended September 30, 1998 and 1997             3-4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997               5

          Condensed Notes to Consolidated Financial Statements        6-8

     Item 2. - Management's Discussion and Analysis                  9-13

PART II.  OTHER INFORMATION:

     Item 5. - Other Information                                       14

     Item 6. - Exhibits and Reports on Form 8-K                        15


Signatures                                                             16

                                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       FOREMOST CORPORATION OF AMERICA
                                         CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1998              1997
                                             -------------     ------------
                                           (In thousands, except share data)
ASSETS:
Investments:
    Fixed maturities held to maturity                 $    982      $  1,974
Securities available for sale:
        Fixed maturities                               363,965       376,868
        Equity securities                               79,506        83,677
Mortgage loans and land contracts on real estate        12,137        12,350
Investment real estate                                  12,340        11,920
Short-term investments                                  32,806        26,656
                                                      --------      --------

        Total investments                              501,736       513,445

Cash                                                     1,610         2,409
Accrued investment income                                6,035         6,293
Premiums receivable                                     79,315        71,541
Due from reinsurance companies                          23,377        20,645
Other receivables                                        1,907         2,568
Prepaid policy acquisition costs                        77,386        74,179
Prepaid reinsurance premiums                               803           979
Real estate and equipment                               52,749        38,341
Other assets                                            15,957        14,380
                                                      --------      --------

        Total assets                                  $760,875      $744,780
                                                      ========      ========

LIABILITIES:
Unearned premium                                      $262,794      $246,429
Insurance losses and loss adjustment expenses           89,065        82,722
Accounts payable and accrued expenses                   33,197        33,022
Notes and other obligations payable                     91,649        92,201
Income taxes                                            14,253        20,853
Other liabilities                                       14,432        14,102
                                                      --------      --------


        Total liabilities                              505,390       489,329
                                                      ========      ========

Shareholders' Equity:
    Preferred stock - 10,000,000 shares authorized,
       none issued                                           -            -
    Common stock, $1 par - 70,000,000
       and 35,000,000 shares authorized, 27,232,940
       and 27,700,872 shares issued and outstanding
       at September 30, 1998 and December 31, 1997,
       respectively                                     27,233        27,701
Other shareholders' equity                             228,252       227,750
                                                      --------      --------

        Total shareholders' equity                     255,485       255,451
                                                      --------      --------

        Total liabilities and shareholders' equity    $760,875      $744,780
                                                      ========      ========

   See accompanying condensed notes to consolidated financial statements.

                                       FOREMOST CORPORATION OF AMERICA
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----
                                                             (In thousands except per share data)
Income:
    Property and casualty premium earned             $109,673       $108,014       $326,483       $321,550
    Net investment income                               6,129          6,689         18,283         19,292
    Realized gains                                      1,828          1,844          5,871          8,794
    Other                                                 503            609          1,792          1,831
                                                     --------       --------       --------       --------

              Total income                            118,133        117,156        352,429        351,467
                                                     --------       --------       --------       --------

Expense:
    Insurance losses and loss expenses                 63,064         58,229        192,467        191,628
    Amortization of prepaid policy
      acquisition costs                                31,981         31,221         96,193         93,084
    Operating                                           4,989          5,106         14,711         15,360
    Interest                                            1,760          2,004          5,423          6,307
                                                     --------       --------       --------       --------

              Total expense                           101,794         96,560        308,794        306,379
                                                     --------       --------       --------       --------

Income before taxes                                    16,339         20,596         43,635         45,088
Income tax provision                                   (4,492)        (6,173)       (11,113)       (12,396)
                                                     --------       --------       --------       --------
    Net income - continuing operations                 11,847         14,423         32,522         32,692
Net income - discontinued operations                        -             20              -            110
                                                     --------       --------       --------       --------
    Net income - before extraordinary item             11,847         14,443         32,522         32,802

Extraordinary loss on early
    extinguishment of debt (net of $1,782
    of federal income tax)                                  -              -         (3,310)             -
                                                     --------       --------       --------       --------
    Consolidated net income                          $ 11,847       $ 14,443       $ 29,212       $ 32,802
                                                     ========       ========       ========       ========



Per share of common stock:
    Net income - continuing operations               $   0.43       $   0.52       $   1.19       $   1.17
    Net income - discontinued operations                    -              -       $      -       $      -
    Extraordinary loss - net of tax benefit                 -              -       $  (0.12)      $      -
                                                     --------       --------       --------       --------
              Net income                             $   0.43       $   0.52       $   1.07       $   1.17
                                                     ========       ========       ========       ========


    Average shares outstanding                         27,240         27,701         27,391         27,955
                                                     ========       ========       ========       ========
    Cash dividends per share                         $   0.09       $   0.09       $   0.27       $   0.27
                                                     ========       ========       ========       ========

Per share of common stock - diluted
    Net income - continuing operations               $   0.43       $   0.51       $   1.16       $   1.15
    Net income - discontinued operations                    -              -       $      -       $      -
    Extraordinary loss - net of tax benefit                 -              -       $  (0.12)      $      -
                                                     --------       --------       --------       --------

              Net income                             $   0.43       $   0.51       $   1.04       $   1.15
                                                     ========       ========       ========       ========

Average shares outstanding                             27,753         28,318         27,963         28,543
                                                     ========       ========       ========       ========

   See accompanying condensed notes to consolidated financial statements.

                                       FOREMOST CORPORATION OF AMERICA
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             ---------------------------
                                                               1998               1997
                                                               ----               ----
                                                                     (In thousands)
Operating Activities:
    Net cash from operating activities                       $ 37,640           $ 25,315
                                                             --------           --------

Investing Activities:
    Purchases of securities and loans made                    (82,768)          (100,026)
    Purchases of real estate and equipment                    (16,586)            (1,243)
    Sales of securities                                        78,781             61,757
    Maturities of securities and receipts
       from repayments of loans                                13,476             35,417
    Sales of real estate and equipment                            934                798
    (Increase) decrease in short-term investments              (6,150)             5,870
                                                             --------           --------

Net cash from (for) investing activities                      (12,313)             2,573
                                                             --------           --------

Financing Activities:
    Prepayment of mortgage                                    (30,781)                 -
    Extraordinary loss on early
       extinguishment of debt                                  (3,310)                 -
    Repayment of debt                                          (7,271)            (1,753)
    Proceeds from borrowings                                   37,500              2,000
    Reacquisition of common stock                             (12,094)           (19,367)
    Dividends paid                                             (7,391)            (7,570)
    Exercise of stock options:  Receipts                        2,100              3,345
    Exercise of stock options:  Repurchases                    (4,879)            (5,952)
                                                             --------           --------

Net cash for financing activities                             (26,126)           (29,297)
                                                             --------           --------







              Cash increase (decrease)                           (799)            (1,409)
Cash at beginning of year                                       2,409              5,141
                                                             --------           --------

              Cash at end of period                          $  1,610           $  3,732
                                                             ========           ========

   See accompanying condensed notes to consolidated financial statements.

                      FOREMOST CORPORATION OF AMERICA
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The notes to the consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

2. All information is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the results shown. All significant intercompany balance and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of the results to be expected in any other period.

3. During the first quarter of 1998, Foremost Corporation of America adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

     Comprehensive income and its components consist of the following:

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                           1998            1997
                                                           ----            ----
                                                               (In thousands)
Net Income                                                $11,847         $14,443
Other Comprehensive Income:
    Unrealized Gain (Loss) on Securities
      Available for Sale, (Net of
      Tax of ($3,321) and $3,295)                         $(6,169)        $ 6,119
                                                          -------         -------
Comprehensive Income                                      $ 5,678         $20,562
                                                          =======         =======

                      FOREMOST CORPORATION OF AMERICA
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                FOR THE NINE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                           1998            1997
                                                           ----            ----
                                                               (In thousands)
Net Income                                                $29,212         $32,802
Other Comprehensive Income:
    Unrealized Gain (Loss) on Securities
      Available for Sale, (Net of
      Tax of ($4,739) and $2,891)                         $(8,802)        $ 5,370
                                                          -------         -------

Comprehensive Income                                      $20,410         $38,172
                                                          =======         =======

4. Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

                                            FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30, 1998
                                     -----------------------------------------
                                       NET          OUTSTANDING      PER SHARE
                                     INCOME           SHARES          AMOUNT
                                     -------        -----------      ---------
                                     (In thousands, except per share amounts)
Basic EPS                            $11,847          27,240         $   .43
O/S Stock Options                          -             513               -
                                     -------         -------         -------
Diluted EPS                          $11,847          27,753         $   .43
                                     =======         =======         =======

                      FOREMOST CORPORATION OF AMERICA
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30, 1997
                                     -----------------------------------------
                                       NET          OUTSTANDING      PER SHARE
                                     INCOME           SHARES          AMOUNT
                                     -------        -----------      ---------
                                     (In thousands, except per share amounts)
Basic EPS                            $14,443          27,701         $   .52
O/S Stock Options                          -             617               -
                                     -------         -------         -------
Diluted EPS                          $14,443          28,318         $   .51
                                     =======         =======         =======

                                            FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30, 1998
                                     -----------------------------------------
                                       NET          OUTSTANDING      PER SHARE
                                     INCOME           SHARES          AMOUNT
                                     -------        -----------      ---------
                                     (In thousands, except per share amounts)
Basic EPS                            $29,212          27,391         $  1.07
                                             O/S Stock Options                          -       572                -
                                     -------         -------         -------
Diluted EPS                          $29,212          27,963         $  1.04
                                     =======         =======         =======

                      FOREMOST CORPORATION OF AMERICA
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30, 1997
                                     -----------------------------------------
                                       NET          OUTSTANDING      PER SHARE
                                     INCOME           SHARES          AMOUNT
                                     -------        -----------      ---------
                                     (In thousands, except per share amounts)
Basic EPS                            $32,802          27,955         $  1.17
O/S Stock Options                          -             588               -
                                     -------         -------         -------
Diluted EPS                          $32,802          28,543         $  1.15
                                     =======         =======         =======

5. On June 29, 1998, the Company entered into an unsecured credit agreement with a group of banks. The credit agreement replaces the existing unsecured credit agreement and the building mortgage loan that was paid off on May 5, 1998. The new agreement provides for a five year revolving credit facility not to exceed $40 million and a seven year term loan of $80 million, of which $30 million of the term loan will amortize down over six years at $1.25 million per quarter. Borrowing rates are based on eurodollar and negotiated rates. The existing interest rate swap agreement on $58 million of the facility is still in effect. As of September 30, 1998, the Company had $29.5 million available under the revolving credit facility. The Company also renewed the $20 million uncommitted line of credit facility, which expired on June 30, 1998, for another year. In August 1998, the Company entered into a interest rate swap agreement with a financial institution for $30 million of the term loan that is amortizing. This
     agreement effectively fixes the interest rate at 5.705% plus    credit
     spread until the loan amortizes to zero on May 31, 2004. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Foremost Corporation of America's combined loss and expense ratio for the first nine months of 1998 was 93.5% compared to 93.3% for the same period last year, in spite of industry catastrophe losses of $8.3 billion for the first nine months of 1998 compared with $2.6 billion for all of 1997. Operating earnings for the first nine months of 1998, are up by 8% over the same period last year. Return on equity for the first nine months of 1998 is an annualized 15%. These results are a reflection of the success of the Company's catastrophe exposure management efforts.

     Net income from continuing operations, before an extraordinary item, was $1.16 per share for the first nine months compared to $1.15 per share in 1997. Realized gains of $.13 per share in 1998 and $.20 per share in 1997 are included in the nine months results. Net income from continuing operations was $.43 per share, including $.04 per share in realized gains for the third quarter of 1998, compared to $.51 per share in 1997, including $.04 per share in realized gains. All per share amounts are stated on a diluted basis.

     On May 5, 1998, the Company pre-paid the $30.8 million mortgage on its corporate headquarters and incurred a $3.3 million after-tax prepayment penalty to extinguish this debt. This cost is classified as an extraordinary item in the financial statements for the second quarter of 1998 and reduced earnings by $.12 per share. The reason for prepaying the mortgage was to eliminate the restrictive operating covenants attached to this debt, which hindered the Company's ability to manage its capital base and leverage ratios through stock repurchases. The cost of this prepayment penalty will be recouped over time by the Company's present ability to borrow funds from its line of credit at lower interest rates. The interest savings equal approximately $.03 per share annually to the Company's operating results.

     The combined loss and expense ratio for the property and casualty group was 91.9% for the third quarter of 1998 compared to 87.8% for the same period last year. The increase in the combined ratio can be attributed to higher catastrophe losses, which tripled from last year's third quarter and resulted in an additional 4.8 points to the combined ratio. The Property Claims Services of the Insurance Services Office, Inc. estimates industry-wide catastrophe losses for the third quarter approximating $3.7 billion, which is more than seven times the amount of such losses in the third quarter of 1997.

     Written premium by major product line is as follows:

                                        3RD QUARTER
                               ---------------------------
                                                                      INCREASE
                                 1998               1997             (DECREASE)
                               --------           --------           ----------
                                     (In thousands)
Mobile Home                    $ 97,688           $ 95,982              1.8%
RV                               11,003             11,760             (6.4%)
Automobile                        3,981              2,753             44.6%
Basics                            2,176              1,777             22.4%
Homeowners                          896              1,059            (15.4%)
Other                               947              1,358            (30.3%)
                               --------           --------           ------

        Total                  $116,691           $114,689              1.7%
                               ========           ========           ======

                                       NINE MONTHS
                               ---------------------------
                                                                      INCREASE
                                 1998               1997             (DECREASE)
                               --------           --------           ----------
                                     (In thousands)
Mobile Home                    $279,980           $278,386              0.6%
RV                               39,695             40,411             (1.8%)
Automobile                       12,857              9,885             30.1%
Basics                            6,303              5,376             17.2%
Homeowners                        1,920              2,734            (29.8%)
Other                             2,717              4,338            (37.4%)
                               --------           --------           ------

        Total                  $343,472           $341,130              0.7%
                               ========           ========           ======

     Mobile home written premium for the first nine months of 1998 was flat on a comparable basis due to the effect of the Company's on-going catastrophe management program of not accepting new business in Florida and in certain portions of California. Direct response automobile premium increased to $6 million in the first nine months of 1998 compared with $1.5 million in the same period of 1997. The Company's dwelling fire insurance, called BASICS, continues its strong growth with a 17% increase in written premium in the first nine months.

     After-tax investment income contributed $.188 per share in the third quarter of 1998 compared to $.194 per share in 1997. For the first nine months of the year, after-tax investment income contributed $.56 per share in 1998 and 1997.

FINANCIAL POSITION

     The principle sources of cash for the first nine months of 1998 were $86.1 million from sales and maturities of investments and $37.6 million from operations. The Company also borrowed an additional $5.5 million from its line of credit. The primary uses of cash were $99.4 million for the purchases of securities, real estate and equipment, $16.9 million to purchase treasury stock and $7.4 million to pay dividends to shareholders. The Company had $34.4 million in cash and other liquid assets at September 30, 1998.

     Total invested assets on a cost basis increased 0.4%, or $1.8 million during the first nine months of 1998. Market values of securities available for sale decreased $8.8 million net of tax in the first nine months of 1998.

     On June 29, 1998, the Company entered into an unsecured credit agreement with a group of banks. The credit agreement replaces the existing unsecured credit agreement and the building mortgage loan that was paid off on May 5, 1998. The new agreement provides for a five year revolving credit facility not to exceed $40 million and a seven year term loan of $80 million, of which $30 million of the term loan will amortize down over six years at $1.25 million per quarter. Borrowing rates are based on eurodollar and negotiated rates, The existing interest rate swap agreement on $58 million of the facility is still in effect. As of September 30, 1998, the Company had $29.5 million available under the revolving credit facility. The Company also renewed the $20 million uncommitted line of credit facility, which expired on June 30, 1998, for another year. In August, 1998, the Company entered into a interest rate swap agreement with a financial institution for $30 million of the term loan that is amortizing. This agreement effectively fixes the interest rate at 5.705% plus credit spread until the loan amortizes to zero on May 31, 2004. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

     The Company continued to manage its capital base and leverage ratios by repurchasing 31,475 shares of its common stock during the third quarter
of 1998, under a previously announced repurchase plan.    Since the
inception of this repurchase plan in February 1994, the Company has purchased 5,997,672 shares, adjusted for the January 1998 three-for-one stock split.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs, microcontrollers, and other systems being designed using two digits instead of four to define the applicable year. The problem exists when date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and date dependencies for many of its applications. The Company has completed a detailed review of its computer programs to identify the systems that could be affected by the Year 2000 problem. The Company has a detailed written plan, which regularly is updated and monitored by technical personnel.
Plan status is regularly reviewed by management of the Company. The Company also has hired an outside consulting firm to assist in the process of identifying, assessing, remediating, and testing Year 2000 problems.
The procedures used by these consultants for the Year 2000 conversion effort have been certified by Information Technology Association of America "ITAA." The ITAA 2000 Certification Program evaluates the consultant's processes and methods used to develop new software or convert existing software to meet the date related needs of the next century. The Company is in the process of evaluating the Year 2000 readiness of third parties. Significant third parties with which the Company interfaces with regard to the Year 2000 problem include, among others, agents, technology vendors, financial institutions and service providers, and companies that provide utility infrastructure (power, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities.
The Company is assessing these risks through bilateral efforts and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the Year 2000 problem would have on the Company.

     As of September 30, 1998, the Company has completed approximately 70% of the Year 2000 modifications of its mainframe computer applications. The Company has identified the non-IT systems that have Year 2000 issues and has a plan to assess, remediate, and test, if necessary, these systems. The Company will continue to assess the impact of the Year 2000 issue on the remainder of its systems and applications throughout 1998 and 1999. The Company has performed tests of its systems and applications during 1998 and will continue to do so in 1999. The Company's goal is to have systems and applications Year 2000 ready by the middle of 1999, allowing the remaining time to be used for further validation and testing.

     The Company spent approximately $1.8 million before 1997, $3.8 million in connection with Year 2000 issues in 1997 and expects that it will spend approximately $4.5 million and $2.9 million in 1998 and 1999, respectively. These costs primarily will consist of professional fees paid to third party providers of remediation services. It is the Company's policy to expense all costs associated with these systems changes. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

     Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with such third parties and could materially affect the Company's results of operations in any period or periods.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes and microprocessors, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption, and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse effect on the Company, as well as the need for contingency plans to address these scenarios. We anticipate that all necessary contingency plans will be completed during 1999.

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions, and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, contained in this 10-Q report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate,"

"believe," "estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the company's results to differ materially from the results discussed in such forward-looking statements include competition from other insurance companies, the general economic conditions, the effects of the Year 2000 issue on the Company's business, the effects of governmental regulation and the effects of weather-related catastrophes. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential stockholders are cautioned not to place undue reliance on the forward-looking statements made in this report.

SUBSEQUENT EVENT

     On October 1, 1998, the Company commenced action against First USA Bank and Banc One Corporation ("Defendants") in the United States District Court for the Western District of Michigan arising out of a dispute concerning an Insurance Services Agreement. The agreement granted the Company the exclusive right to provide certain insurance products to Defendants' credit card customers, and provided that Defendants would market the Company's products to credit card customers in exchange for a royalty fee from the Company. Defendants have not yet filed a response to the complaint, and no discovery has taken place in the litigation.

                        PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The Company's Bylaws contain provisions regarding the procedure and permissibility of shareholder proposals. Under the Bylaws no matter may be presented for shareholder action at an annual or special meeting of shareholders unless such matter is: (i) specified in the notice of the meeting (or any supplement to the notice) given by or at the direction of the Board of Directors; (ii) otherwise presented at the meeting by or at the direction of the Board of Directors; (iii) properly presented for action at the meeting by a shareholder in accordance with the notice provisions set forth in the Bylaws and any other applicable requirements; or (iv) a procedural matter presented, or accepted for presentation, by the Chairman of the meeting in his or her sole discretion.

     For a matter to be properly presented by a shareholder, the shareholder must have given timely notice of the matter in writing to the Secretary of the Company. To be timely, the notice must be delivered to or mailed to and received at the principal executive offices of the Company not less than 120 calendar days prior to the date corresponding to the date of the Company's proxy statement or notice of meeting released to shareholders in connection with the last preceding annual meeting of shareholders in the case of an annual meeting (unless the Company did not hold an annual meeting within the last year, or if the date of the upcoming annual meeting changed by more than 30 days from the date of the last preceding meeting, then the notice must be delivered or mailed and received not more than seven days after the earlier of the date of the notice of the meeting or public disclosure of the date of the meeting), and not more than seven days after the earlier of the date of the notice of the meeting or public disclosure of the date of the meeting in the case of a special meeting. The notice by the shareholder must set forth: (i) a brief description of the matter the shareholder desires to present for shareholder action; (ii) the name and record address of the shareholder proposing the matter for shareholder action; (iii) the class and number of shares of capital stock of the Company that are beneficially owned by the shareholder; and (iv) any material interest of the shareholder in the matter proposed for shareholder action.

     The shareholder proposal, together with any accompanying supporting statement, may not in the aggregate exceed 500 words. Except to the extent that a shareholder proposal submitted pursuant to the Bylaws is not made available at the time of mailing, the notice of the purposes of the meeting shall include the name and address of and the number of shares of the voting security held by the proponent of each shareholder proposal.

     A shareholder may submit matters and proposals for shareholder action at any annual or special shareholder meeting if the matters and proposals are of general concern to, and are proper subjects for action by, the shareholders. A submitted proposal or matter may not be presented for shareholder action if it: (i) relates to the enforcement of a personal claim or the redress of a personal grievance against the Company, its management or any other person; (ii) consists of a recommendation, request or mandate that action be taken with respect to a matter, including a general economic, political, racial, religious, social or similar cause, that is not significantly related to the Company's business or is not within the Company's power to effectuate; (iii) has, at the shareholder's request, previously been submitted in either of the last two annual shareholder meetings and the shareholder has failed to present the proposal, in person or by proxy, for action at the meeting; (iv) is substantially similar to a matter or proposal presented within the preceding five calendar years: (x) if it was submitted once during the past five annual meetings and it received less than 3% of the total votes cast, or (y) if it was submitted twice during the past five annual meetings and it received less than 6% of the total votes cast at the time of its second submission, or (z) if it was submitted three times during such period and it received less than 10% of the votes cast at the time of its third submission (if any of (x), (y) or (z) apply, the proposal may be omitted for three years after the latest previous submission); or (v) consists of a recommendation or request that the management take action with respect to a matter relating to the conduct of the Company's ordinary business operations.

     Notwithstanding the above, if the shareholder desires to require the Company to include the shareholder's proposal in the Company's proxy materials, matters and proposals submitted for inclusion on the agenda shall be governed by the rules and regulations under the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

          3.1            Articles of Incorporation of the Company

          3.2            Bylaws of the Company

          4.1            Articles of Incorporation.  See Exhibit 3.1

          4.2            Bylaws.  See Exhibit 3.2

          4.3            Specimen Stock Certificate

          27             Financial Data Schedule

     (b) Reports on 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FOREMOST CORPORATION OF AMERICA
                                   (Registrant)


Date: November 12, 1998            /S/ PAUL D. YARED
                                   Paul D. Yared
                                   Its: Senior Vice President, Secretary
                                        and General Counsel



Date: November 12, 1998            /S/ KENNETH C. HAINES
                                   Kenneth C. Haines
                                   Its: Controller

                              EXHIBIT INDEX


     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

          3.1            Articles of Incorporation of the Company

          3.2            Bylaws of the Company

          4.1            Articles of Incorporation.  See Exhibit 3.1

          4.2            Bylaws.  See Exhibit 3.2

          4.3            Specimen Stock Certificate

          27             Financial Data Schedule