Form 10-K
period 1998-12-31
FOREMOST CORP OF AMERICA
filed 1999-03-16
CIK 18508

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

Commission File Number: 0-6478

                      FOREMOST CORPORATION OF AMERICA
          (Exact Name of Registrant as Specified in Its Charter)

                 Michigan                         38-1863522
         (State of Incorporation)     (I.R.S. Employer Identification No.)

5600 Beech Tree Lane, Caledonia, Michigan           49316
 (Address of Principal Executive Offices)         (Zip Code)

Post Office Box 2450, Grand Rapids, Michigan        49501
              (Mailing Address)                   (Zip Code)

Registrant's telephone number, including area code:  (616) 942-3000

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

Yes ___X___                             No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the filing.

     Aggregate Market Value as of March 1, 1999: $395,162,328

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common stock outstanding at March 1, 1999: 26,861,910 shares

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its April 29, 1999, annual meeting of shareholders are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

     Foremost Corporation of America (the "Company") is a holding company which, through its subsidiaries, provides property and casualty insurance primarily for mobile homes and recreational vehicles. The Company believes that in 1998 it was the leading writer of mobile home property and casualty insurance in the United States. The Company also writes private passenger automobile and homeowners insurance.

     The Company sells its property and casualty insurance to mobile home and recreational vehicle owners through independent agents and general agents, as well as through dealer agents. The Company also writes its property and casualty insurance on a direct response basis.

     The Company's principal subsidiary, Foremost Insurance Company, Grand Rapids, Michigan ("Foremost Insurance"), was founded in 1952. The Company was incorporated in Delaware in 1967 and acquired all the outstanding capital stock of Foremost Insurance in that year. On June 30, 1998, the Company changed its state of domicile to Michigan. The Company's principal executive offices are located at 5600 Beech Tree Lane, Caledonia, Michigan 49316. The Company's mailing address is Post Office Box 2450, Grand Rapids, Michigan 49501, and its telephone number is (616) 942-3000. As used herein the "Company" means Foremost Corporation of America and its subsidiaries unless the context indicates otherwise.

     The Company's insurance subsidiaries are rated A+ (Superior) by A.M. Best & Co. which is the second highest of the 15 rating categories in the A.M. Best rating system. In September 1998, the Company's insurance subsidiaries received an A (strong) financial strength rating from Standard & Poors. In addition, in 1998 the Company was, for the fourth consecutive year, rated among the top 50 insurance companies in the United States with respect to safety, consistency and performance by Ward's Financial Group ("Ward's"), a management consulting and investment banking firm specializing in the insurance industry. Ward's measures the results of approximately 2,600 property and casualty insurance companies over a five-year period and from those results chooses the top 50 companies.

     During 1998, the Company's business was concentrated in the property and casualty insurance market.

     All statements other than statements of historical fact contained in the Form 10-K, including statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Forward-looking statements in the Form 10-K generally are accompanied by words such as "anticipate," "believe,"

"estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include competition from other insurance companies, the uncertainty of reserve estimates, general economic conditions, the effects of governmental regulation, the effect of the Year 2000 on the Company's business, and the effects of weather-related catastrophes. All forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential shareholders are cautioned not to place undue reliance on the forward-looking statements made in this 10-K.

PROPERTY AND CASUALTY INSURANCE

     The Company's property and casualty insurance business is primarily concentrated in the mobile home and recreational vehicle markets. The Company's property and casualty insurance is written by Foremost Insurance, Foremost Signature Insurance Company, American Federation Insurance Company and Foremost Property and Casualty Insurance Company (all four insurers may be referred to herein collectively as "P&C subsidiaries").

     Through its P&C subsidiaries, the Company writes mobile home and recreational vehicle property and casualty insurance. The Company also writes dwelling fire, homeowners and automobile insurance. Foremost Property and Casualty Insurance Company writes mobile home property and casualty insurance on a direct response basis pursuant to the Company's exclusive endorsement by the American Association of Retired Persons ("AARP"). See "Marketing -- Direct Response Channel." In addition, the Company writes automobile and homeowners property and casualty insurance based upon endorsements by third parties on a direct basis.

     The Company's property and casualty insurance operations cover all 50 states and the District of Columbia, although not all lines of insurance are sold in all jurisdictions. The following table presents the amounts and percentages of premium written by the Company's property and casualty insurance operations in the ten leading states during 1998:

         STATE                     DOLLARS              % OF TOTAL PREMIUM
------------------------   -----------------------    ------------------------
Texas                          $ 76,142,414                    17.4%
California                       38,375,680                     8.8
Florida                          35,905,701                     8.2
Michigan                         24,368,918                     5.6
South Carolina                   17,389,513                     4.0
Washington                       16,966,273                     3.9
North Carolina                   16,349,296                     3.7
Georgia                          15,875,308                     3.6
Pennsylvania                     14,650,088                     3.3
Alabama                          12,661,712                     2.9
------------------------   ------------------------   -------------------------
     TOTAL                     $268,684,903                    61.4%

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

OTHER OPERATIONS

Secondary Market Financial Services-

     In August of 1982, Foremost Financial Services Corporation ("FFSC") developed a Manufactured Housing Pass-Through program. Under this program FFSC issued certificates which are privately placed with institutional investors. The certificates evidence undivided interests in pools of manufactured housing retail installment obligations ("Contracts"). FFSC is contractually obligated to the certificate holders for servicing of the Contracts. The certificates do not represent an interest in or obligation of FFSC, however, FFSC is obligated, in the event of delinquencies or deficiencies in payments on the Contracts, to advance cash obligations to the extent such advances are reimbursable under the primary insurance policies or the pool insurance policy. Each Contract is covered by a primary policy of private credit insurance written by Foremost Insurance, which also wrote the pool credit insurance policies. Under these secondary market programs, FFSC is currently the Master Servicer of approximately 2,400 contracts with principal balances aggregating approximately $8.8 million. The Company discontinued writing private credit insurance in 1985 and the entire Manufactured Housing Pass-Through program is in a run-off mode.

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

Agency Channel-

     The Company writes insurance through numerous independent and a select group of general agents. These agents, many of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company. Under the Company's form of agency agreement, each agent is authorized to sell and bind insurance policies in accordance with procedures specified in the agency agreement. The Company's marketing personnel focus on developing and maintaining relationships in this channel. The Company also owns a number of captive agencies which operate like an independent agency, except that they primarily sell only the Company's insurance products.

Point-of-Sale Channel-

     The Company sells its insurance through mobile home and recreational vehicle dealer agents. The primary product sold through mobile home dealer agents is mobile home property and casualty insurance. The primary product sold through recreational vehicle dealer agents is recreational vehicle property and casualty insurance. The Company provides open lot commercial insurance products for certain property risk exposure of mobile home and recreational vehicle dealers. The Company's marketing personnel develop and maintain relationships with mobile home and recreational vehicle dealer agents.

Direct Response Channel-

     The Company utilizes its direct response operation for the offering of mobile home, recreational vehicle, automobile and homeowners insurance to insureds through third party endorsements and through direct advertising by the Company. In December of 1989, the Company entered into a ten-year agreement with AARP (the "AARP Agreement") pursuant to which AARP has granted the Company the exclusive right to offer the Company's mobile home insurance to AARP members. The AARP Agreement was amended in 1997 extending the term through the year 2004. The AARP Agreement also provides for early termination under certain circumstances, including the unilateral right of AARP to terminate the AARP Agreement in the event of a change in control of the Company (as defined in the AARP Agreement). The Company markets its AARP mobile home policies exclusively on a direct response basis and the Company owns the renewal rights to the AARP policies.

     During 1997, the Company entered into a multi-year agreement with an agent that represents the Amway Distributors Benefits Association and markets personal lines insurance to approximately 1.2 million independent distributors of Amway Corporation in the United States. In January of 1998, the Company also entered into a multi-year agreement with Old Kent Bank to market personal lines insurance to customers and employees of Old Kent Bank and its affiliates. The Company also utilizes a direct response mail and telemarketing operation to sell its property and casualty policies to insureds in cases where the Company owns the renewal rights to policy expirations. In January 1999, the Company and First USA Bank agreed to a termination of their agreement pursuant to which First USA had granted the Company exclusive right to offer automobile and homeowners insurance to First USA's credit card customers (see Item 7 - 1999 Event on page 22 of this Form 10-K).

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

UNDERWRITING

     The objectives of the Company's underwriting and ratemaking strategy is to achieve underwriting profits as well as to generate investable assets. Each of the Company's P&C subsidiaries designs its own coverages and sets its own rates for its policies; however, the Company's P&C subsidiaries incorporate a number of the standard coverages and rates developed by ratemaking bureaus. Each prospective policy is underwritten and rated based upon a combination of factors which include the type of property and other risk characteristics. Through this practice the Company seeks to write policies only for those risks which meet its underwriting criteria.

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

     The significant increase in catastrophe events since 1989 requires that the Company manage its risk concentrations, especially in areas prone to hurricane, flood and earthquake. Over the last several years the Company has implemented various restrictions on new business writings in some areas and also has implemented non-renewals of policies in certain coastal areas running from Maine to Texas on the Atlantic Ocean and the Gulf of Mexico (including Florida) and California on the West Coast, to limit the Company's exposure to these catastrophes. During 1997, the Company took action against another catastrophic risk by starting the process of eliminating flood from the Company's policy coverages. As of December 31, 1998, flood coverage was removed in 47 states. The policies in these states account for approximately 50% of the Company's policies without flood coverage. This percentage is estimated to grow to approximately 70% by the end of 1999. The removal of coverage related to floods will significantly reduce the Company's exposure of loss due to flooding. The removal of flood coverage will be delayed by the guaranteed renewability of the AARP and some American Federation policies, which account for 15% of the total policies. Also, the bureau states of Texas and North Carolina refuse to modify the bureau forms to eliminate flood coverage, which account for 18% of the total policies.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     The Company maintains reserves for the payment of losses and loss adjustment expenses for both reported and unreported claims. Loss reserves are estimated at a given point in time at what the insurer expects to pay in incurred losses based on facts and circumstances then known. Loss adjustment expense reserves are intended to cover the ultimate cost of settling all losses and defending lawsuits resulting from such losses. The amount of loss reserves and loss adjustment expense reserves for reported claims is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The amount of loss reserves and loss adjustment expense reserves for incurred but not reported claims is determined on the basis of historical information by line of insurance. Neither generally accepted accounting principles nor statutory reserves represent an exact calculation of future benefit liabilities but are instead estimates made by the Company using actuarial and statistical methods. Ultimate liability may be greater or lower than reserves, and there can be no assurance that any such reserves would be sufficient to fund future liabilities in all circumstances. Reserves are monitored closely and are reviewed quarterly by the Company using new information on reported claims. The Company obtains a certification of the adequacy of its reserves as of each December 31st by an independent actuarial firm.
The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

LIMITS OF INSURANCE COVERAGE AND REINSURANCE

     The Company offers property coverage based on the actual cash value, or replacement cost, of the risk, depending on the coverage form written. The Company's published limits of liability for mobile home physical damage vary by state, with the highest limit being $125,000 for the states of Arizona, California, Oregon and Washington, with the countrywide average mobile home insured at approximately $24,000. The Company's published limits of liability for its homeowners physical damage is typically $700,000. The Company maintains an excess of loss reinsurance policy for its homeowners programs, ceding 95% of each individual property loss in excess of $250,000. Personal effects coverage is written at a percentage of the dwelling amount, usually 20% to 75%, depending on the coverage form written. The Company's published limits on liability coverage range from $25,000 to $500,000 per liability occurrence for mobile homes, and vary with other products depending on the needs and qualification of the policyholders. The Company reinsures 100% of any single liability loss which exceeds $500,000.

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

     During 1998, the Company's P&C subsidiaries maintained reinsurance protection for catastrophes which indemnified the Company for aggregate catastrophe loss in excess of the Company's retention up to the reinsurance treaty limits. This aggregate catastrophe loss treaty was not renewed. For 1999 the Company's P&C subsidiaries maintain single occurrence catastrophe reinsurance for hurricane loss in the state of Florida and earthquake and fire following losses for the states of California, Oregon and Washington, which indemnifies the Company for the major part of each single incurred loss in excess of the Company's retention up to the reinsurance treaty limits. Since 1997, the Company's P&C subsidiaries obtained single occurrence excess catastrophe reinsurance to cover their exposure to flood losses in certain states. For 1999, this flood cover only includes the states of North Carolina and Texas and is on an aggregate basis. This reinsurance contract indemnifies the Company for the major part of flood losses in excess of the Company's retention up to the reinsurance treaty limit. The Company reviews its catastrophe retention and reinsurance coverage limits annually and adjusts such limits as appropriate.

     The Company monitors the financial condition of the reinsurers and attempts to place its coverage only with substantial, financially sound carriers. Due to fluctuations in capacity in the reinsurance market, there can be no assurance that the Company's reinsurance agreements will be continued on current terms.

     The severity of weather-related and similar catastrophes in recent years has demonstrated to insurers, including the Company's P&C subsidiaries, that most assumptions on the damage potential of catastrophes were too optimistic. The Company's P&C subsidiaries maintain records showing concentrations of risks in catastrophe prone areas of the United States. The Company's P&C subsidiaries regularly assess their concentration of underwriting exposures in catastrophe prone areas and develop strategies to manage their exposure to catastrophic events, subject to regulatory constraints.

GOVERNMENT REGULATION

     The Company's P&C subsidiaries are subject to regulation and super-vision by state insurance regulatory agencies in all jurisdictions in which such subsidiaries are licensed to transact insurance business. Such regulation and supervision relates to, among other things, capital and surplus requirements, solvency standards, payments of dividends to shareholders, licensing to permit the transaction of business, licensing of agents, policy form and rate regulation, deposits of securities, methods of computing reserves and investment standards and diversification. These regulations are intended primarily to protect policyholders rather than shareholders. Such subsidiaries also are required to file detailed annual and other reports with the regulatory agencies in each of the states in which the subsidiaries do business and the subsidiaries business and accounts are subject to examination at any time by such agencies. Under insurance statutes and procedures established by the National Association of Insurance Commissioners ("NAIC"), the Company's P&C subsidiaries are examined periodically by one or more of the supervisory agencies on behalf of states in which these subsidiaries do business for both financial condition and market conduct practices. The last financial examination of the Company's P&C subsidiaries was completed in 1996 which examination covered the period from January 1, 1993 through December 31, 1995, except Foremost County Mutual Insurance Company which was examined in 1998 for the period from January 1, 1996 through December 31, 1997; Foremost Lloyds of Texas which was examined in 1998 for the period July 1, 1994 through December 31, 1997; American Federation Insurance Company which was examined in 1998 for the three-year period ending December 31, 1997, and Foremost Property and Casualty Insurance Company which was examined in 1996 for the period January 1, 1989 through December 31, 1995.

     The insurance laws of most states generally provide that all property and casualty insurance companies which do business in their state must belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring solvent property and casualty insurance companies to pay certain insurance claims of insolvent insurers. The rules of such guaranty associations assess insurers in order to pay these claims proportionately to such insurer's share of voluntary premiums written in the given state. While most guaranty associations provide a procedure for recoupment of assessments through rate increases, rate surcharges or premium tax credits, there is no assurance that insurers recover these assessments, and the time value of money becomes a cost to the insurer that is assessed. The Company's share of these assessments is not expected to have a material impact on the business of the Company's P&C subsidiaries.

     Many states have formed statutory residual market associations or plans to write certain higher risk property and casualty insurance, which risks are not eligible for the private market. These associations cover such risks as wind and water in coastal areas, assigned risk for automobile, workers' compensation, FAIR (Fair Access to Insurance Requirements) plans for homeowners and various other joint underwriting associations due to capacity shortfalls in the private market. By statute, each private insurer writing voluntary business of the type written under the residual market plans in the state must be a member of these associations and, depending on the plan, may be required to accept certain of these risks and to participate in the profit or loss of the association or plan. Exposures under these plans are higher than voluntary writings because the plans accept higher risk business and rates charged for this business are often lower than actuarially required due to political influence of the governmental agency operating these plans. In recent years, the Florida Residential Property and Casualty Joint Underwriting Association and the Florida Windstorm Underwriting Association have experienced growth in the amount of exposures assumed due to the growth of wind and water exposure in Florida with continued real estate development. The shortage of private capacity after Hurricane Andrew in 1992, compounded by the inability of private insurers and such Florida associations to secure regulatory approval of adequate rates for business written in the coastal areas, has caused further growth of exposures in these Florida associations. Florida also has imposed a non-renewal moratorium which places annual limits on the amount of business an insurer may non-renew in that state.

     Unprecedented catastrophe losses in recent years have prompted insurers to more aggressively limit their exposures to catastrophes. Such actions have in turn created insurance availability problems in certain areas. In response to this environment, activity at the state regulatory level has occurred. During 1995, the California legislature authorized the establishment of the California Earthquake Authority, which provides an alternative facility to California consumers for obtaining insurance to cover earthquakes. A similar situation exists in Florida where a state-sponsored insurance facility has accepted a significant number of insureds as a response to insurance companies continuing to limit the amount of their Florida business.

     Insurers also are required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. The Company's P&C subsidiaries' share of these involuntary risks is mandatory and generally a function of their respective share of the voluntary market by line of insurance in each state.

     In recent years, increased scrutiny of state-regulated insurer solvency requirements by certain members of the United States Congress resulted in the NAIC developing industry minimum risk based capital ("RBC") requirements, and establishing a formal state accreditation process designed to more closely regulate solvency, minimize the diversity of approved statutory accounting and actuarial practices and increase the annual statutory statement disclosure requirements. RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of the capital adequacy and corresponding actions that the state insurance departments should initiate. As of December 31, 1998, all of the Company's P&C subsidiaries had adjusted capital amounts in excess of company action levels as defined by NAIC.

     As the Company has implemented steps to reduce its exposure to catastrophes in catastrophe prone areas, it has encountered resistance to such actions from state insurance regulators. However, the Company currently believes that it will be able to continue its efforts to manage catastrophe exposures, but with some delays and compromises imposed by state insurance regulators.

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

     The federal government also has the power to regulate the insurance business if the various states fail to regulate such business. Except in a few limited areas, the federal government has not exercised its power. The United States Congress has considered the issue of federal regulation of certain aspects of the insurance industry and it is possible that it may adopt federal legislation in the future. Although Congress has not issued laws regarding the regulation of insurance, fair housing activists, including private advocacy groups, the United States Department of Housing and Urban Development's ("HUD") Office of Fair Housing and Equal
Opportunity and the United States Department of Justice, have taken steps to limit or attack the use of certain risk-based methods for underwriting and pricing homeowners insurance under the Federal Fair Housing Act, even though the act does not apply to insurers by its terms. Such activity has increased over the past several years. Although regulation of insurance is reserved to the states, these fair housing activists have had success both in the courts and through private settlements in regulating certain insurance practices which they claim deprive people of housing through unfair and discriminatory "redlining." Recent efforts to challenge risk-based insurance practices have been facilitated through the legal concept of "disparate impact," the legal concept that a policy or practice based on race-neutral criteria may nevertheless constitute illegal discrimination if it has a disproportionate adverse impact on minorities. If fair housing activists and the executive branch of the federal government succeed in challenging certain underwriting and pricing practices, insurers may have to abandon certain practices that, while based on risk-based criteria, may yield a disparate racial impact. This could result in less variation in rates according to individual risks and a higher average premium for most risks to subsidize high loss groups of customers.

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

DEPENDENCY UPON SINGLE CUSTOMER

     No single customer of the Company accounted for 10% or more of the Company's consolidated revenues in 1998, 1997 and 1996 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.

ENVIRONMENTAL REGULATIONS

     Compliance with federal, state or local provisions regulating the dis-charge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material adverse affect on the Company's expenditures or earnings.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,215 persons as of December 31, 1998. The Company presently considers its employee relations to be good.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Financial information by business segment for the five years ended December 31, 1998 appears in Note 13 to the Consolidated Financial Statements included in Item 8. below.

ITEM 2. PROPERTIES

     During 1988, the Company purchased a 587 acre parcel of land in Caledonia Township (southeast of Grand Rapids, Michigan) and constructed a 260,000 square foot corporate headquarters building on part of this property. Approximately 50 acres of this parcel currently is used for the corporate headquarters and the balance of the parcel is held as investment property. During 1998, the Company completed construction of a 98,000 square foot office facility on part of its Caledonia Township property to house its direct response channel. The Company also leases several facilities in Cascade Township near Grand Rapids, Michigan for an additional 60,000 square feet of office, distribution, printing and warehouse space. The Company has other short-term leasehold interests in real property used for its claim service offices and captive agencies throughout the country.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as the proceedings described below, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for the following claims is not determinable at December 31, 1998.

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

     During 1997, the principal individual actions and the class actions against the Company in the Alabama Litigation were settled or resolved. In connection with the settlement of a group of the individual actions, three Alabama circuit courts have entered orders providing that, with respect to all claims or theories alleged in the cases settled, the portion of the settlement amount allocated to punitive damages is sufficient to both fully punish the Company and to deter others from engaging in similar activities. In connection with the settlement of the principal Alabama class action, the Company has obtained general releases from Alabama policyholders resolving further claims against the Company, except for claims by persons who affirmatively "opted out" of the settlement. The Company believes that these individual and class action settlements have significantly reduced the Company's risk exposure in the Alabama Litigation, and intends to continue its vigorous defense of the remaining lawsuits.

     In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against Foremost

Insurance Company and other affiliated companies in a diversity action filed in the United States District Court for the Northern District of Iowa, Central Division, for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company believes the verdict was erroneous and filed post-judgment motions for a judgment notwithstanding the jury verdict, a new trial and remittitur. On July 3, 1997, the trial court set aside the $8 million punitive damage verdict, but denied the Company's other post-trial motions. In December of 1997, the court conducted a new trial to determine whether punitive damages were warranted and, on January 21, 1998, the court awarded $4 million in punitive damages. The Company strongly believes that the punitive damage award is excessive and is not supported by the facts. The Company has filed with the United States Court of Appeals for the 8th Circuit an appeal of both the prior compensatory award and the $4 million punitive damages assessed by the trial court. The Company has not accounted for the damages in its financial statements, because the amount of the ultimate loss cannot be reasonably estimated.

     In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints sought unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. On June 22, 1998, the Circuit Court of Waupaca County, Wisconsin, issued an Order vacating the class certification dismissing all claims against the Company in the Wisconsin action, without prejudice. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, initially was dismissed by the trial court on the Company's motion. Plaintiffs then filed amended pleadings, and the Company renewed its motion to dismiss, which motion is pending before the trial court. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, has been stayed. The Company is vigorously defending all of these cases and believes that none has merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

     On January 19, 1999, the Company and First USA Bank agreed to resolve the action filed in 1998 by the Company against First USA Bank and Banc One in the United States District Court for the Western District of Michigan arising out of a dispute concerning an Insurance Services Agreement made in 1996. Under the settlement, First USA Bank paid the Company $6,750,000 in connection with the termination of the Insurance Services Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM.   - EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company. The information concerning executive officers who are not directors has been omitted from the registrant's Proxy Statement for the April 29, 1999 Annual Meeting of Shareholders pursuant to Instruction 3 of Regulation S-K Item 401(b).



Richard L. Antonini
Age: 56
Officer Since: 1972

    Mr. Antonini became Chairman of the Board on December 17, 1991, President on May 8, 1986 and Chief Executive Officer on July 24, 1986. Before that, he was Executive Vice President and Chief Financial Officer since June 29, 1983. From January 1, 1980 to June 28, 1983, Mr. Antonini served as Executive Vice President and Treasurer. Prior to 1980, Mr. Antonini served as Senior Vice President and Treasurer. Mr. Antonini has been a Director of the Company since 1973.


Kenneth C. Haines
Age: 39
Officer Since: 1994

    Mr. Haines was elected to the office of Controller of the Company on September 1, 1994. From July 1, 1988 to September 1, 1994, Mr. Haines served as Assistant Controller. Mr. Haines has been employed by Foremost Insurance Company, a subsidiary of the Company, since September 1986.


John J. Hannigan
Age: 51
Officer Since: 1987

    Mr. Hannigan was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Hannigan joined Foremost Insurance as Vice President in 1983 and was elected to the position of Executive Vice President of that company in 1986.

David A. Heatherly
Age: 48
Officer Since: 1987

    Mr. Heatherly was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Heatherly joined Foremost Insurance Company as Vice President in 1984 and was elected to the position of Executive Vice President of that company in 1986.


Larry J. Orange
Age: 56
Officer Since: 1987

    Mr. Orange was elected to the office of Executive Vice President of the Company on March 1, 1987. Mr. Orange has been employed by Foremost Insurance since 1969 and has served as Vice President of that company since 1980. Mr. Orange is also President of Foremost Financial Services Corporation. Mr. Orange was elected Director of the Company in 1993.


Donald D. Welsh
Age: 59
Officer Since: 1985

    Mr. Welsh was elected to the office of Treasurer of the Company on
    February 25, 1999   and has been the Company's Assistant Treasurer since
    May 9, 1985. Mr. Welsh has been employed in the financial division of the Company and its subsidiaries since 1970.


F. Robert Woudstra
Age: 53
Officer Since: 1983

    Mr. Woudstra was elected to the office of Chief Operating Officer and Chief Financial Officer on February 25, 1999. Prior to that Mr. Woudstra served as Executive Vice President of the Company since March 1, 1987 and served as Treasurer of the Company from June 29, 1983 until February 25, 1999. Mr. Woudstra served as treasurer of Foremost Insurance from 1976 until February 25, 1999. Mr. Woudstra was elected Director of the Company in 1988.

Paul D. Yared
Age: 49
Officer Since: 1982

    Mr. Yared was elected to the office of Senior Vice President of the Company on December 10, 1992 and has been the Company's Secretary and General Counsel since January 1, 1986. Mr. Yared has been employed as a corporate attorney for the Company and its subsidiaries since 1974.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

     The Company's common stock has been listed on the New York Stock Exchange since April 17, 1996 under the symbol "FOM." Prior to April 17, 1996, the Company's common stock was traded on The Nasdaq Stock Market under the symbol "FCOA." The Company declared a three-for-one stock split for holders of record on January 5, 1998. The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, as reported by the New York Stock Exchange. The stock prices shown below have been retroactively adjusted to reflect the three-for-one stock split.

1998                                                                                HIGH       LOW
----                                                                               ------     ------
First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $25.00     $22.38
Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25.63      22.50
Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24.31      17.88
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21.00      15.81

1997                                                                                HIGH       LOW
----                                                                               ------     ------
First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $20.20     $19.05
Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20.00      17.70
Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20.31      18.50
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23.56      19.19

The number of shareholders of record of the common stock was approximately 1114 on March 1, 1999.


DIVIDENDS

     The Company has paid regular cash dividends on its Common Stock each year since 1978. In 1998 and 1997 the Company paid a regular quarterly dividend of $.09 per share of Common Stock, an annualized rate of $.36 per share, as adjusted for the three-for-one stock split. On December 17, 1997, the Company announced a three-for-one stock split payable on January 20, 1998 to shareholders of record on January 5, 1998. On February 1, 1999, the Company declared its first quarter dividend of $.09 per share. The Company expects to continue to pay dividends but its ability to pay future dividends necessarily will depend upon its earnings and financial condition.

     The Company's principal source of funds for the payment of dividends on its Common Stock is dividend income from its insurance subsidiaries, including Foremost Insurance. The ability of these insurance subsidiaries to pay dividends to the Company is governed by applicable insurance laws. The information in Note 11 of the Consolidated Financial Statements, included at Item 8. below, explains the current state regulatory requirements that may restrict the ability of the Company's insurance subsidiaries to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA
CONSOLIDATED FINANCIAL INFORMATION           1998             1997            1996          1995            1994
-----------------------------------       -----------      -----------    -----------    -----------    ------------
(All dollar amounts, except share
   data and ratios, in thousands)
Insurance premium written and
  assumed - continuing operations           $441,588         $434,964       $421,100       $426,988       $416,244
Net insurance premium earned -
  continuing operations                     $436,230         $429,210       $427,565       $426,282       $409,929
Total income - continuing operations        $470,396         $469,756       $461,126       $457,453       $440,126
Net income - continuing operations
  before extraordinary loss                  $46,678          $50,756        $23,168        $43,238        $27,436
Net income                                   $43,368          $50,866        $23,529        $45,325        $29,697
Earnings per share - continuing
  operations before extraordinary
  loss                                         $1.71            $1.82          $0.79          $1.41          $0.86
Earnings per share                             $1.59            $1.82          $0.80          $1.48          $0.93
Total assets                                $753,196         $744,780       $721,578       $746,052       $703,751
Invested assets - continuing
  operations - at cost                      $477,874         $481,300       $468,559       $472,745       $433,373
Invested assets - continuing
  operations - at market                    $493,695         $513,460       $494,775       $494,346       $428,724
Short-term debt outstanding                   $7,204           $2,687         $2,434         $4,199         $9,981
Long-term debt outstanding                   $82,649          $89,514        $92,417        $95,048        $97,425
Shareholders' equity                        $264,155         $255,451       $231,422       $244,197       $206,626
Shareholders' equity per share                 $9.72            $9.22          $8.07          $8.11          $6.64
Return on beginning shareholders'
 equity - continuing operations                 18.3%            21.9%           9.5%          20.9%          14.8%
Return on beginning shareholders'
 equity                                         17.0%            22.0%           9.6%          21.9%          16.1%
Average shares outstanding                27,336,587       27,891,076     29,593,929     30,665,397     31,810,752
Shares outstanding at year end            27,166,240       27,700,872     28,686,972     30,104,340     31,097,988
Dividends paid per share                       $0.36            $0.36          $0.36          $0.36          $0.36
Price range - high                            $25.63           $23.57         $20.17         $17.33         $12.50
Price range - low                             $15.81           $17.71         $16.92         $11.83         $10.08
Price/earnings ratio                           10-16            10-13          21-25           8-12          11-13
Number of shareholders                         1,114            1,147          1,202          1,272          1,338
Number of employees                            1,215            1,156          1,077          1,015          1,008

Property and Casualty Information:
Statutory policyholders' surplus            $203,846         $220,522       $201,320       $200,458       $181,269
Ratio of net premiums written to
 statutory policyholders' surplus                2.1              1.9            2.0            2.1            2.1

Ratio of loss and loss expense
 reserves to statutory
 policyholders' surplus                          0.4              0.4            0.5            0.5            0.5
Combined loss and expense
 ratio-GAAP basis                               92.4%            91.0%          98.7%          91.1%          96.3%

     The selected financial data shown on the prior page for the Company for each of the five years in the period ended December 31, 1998, has been derived from consolidated financial statements of the Company, which have been audited by the Company's independent auditors, BDO Seidman, LLP. The data should be read in conjunction with the consolidated financial statements and related notes thereto, Supplementary Financial Data and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Items 7 and 8 of this Form 10-K. All share and per share data have been restated in accordance with Financial Accounting Standards Board No. 128 and retroactively adjusted for the increased shares resulting from the three-for-one stock split distributed in January 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following section provides a narrative discussion about the Company's results of operations and financial condition. The following should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

WRITTEN PREMIUM

     Written premium for the property and casualty insurance was approximately $442 million in 1998, which represents an increase of 1.5% over the approximately $435 million written in 1997. The 1997 writings were 3.3% greater than the approximately $421 million written in 1996.

     Within the property and casualty insurance business, combined written premium for the Company's specialty line products of mobile home, motorhome and travel trailer increased 1% in 1998 to $409.4 million following a increase of 2% in 1997 ($405 million) and a decline of 1% ($397 million) in 1996. Over the past 3 years, the growth in these lines has been slowed by the Company's catastrophe exposure management programs. Mobile home written premium, which was flat the first six months of 1998, recovered in the second half to post an increase of 1.5% for the year, offsetting the effects of the Company's catastrophe management program. The Company's BASIC product, a dwelling fire and ACV homeowners insurance program distributed through independent agents, grew by 15% in 1998. This specialty product had $8.5 million written in 1998 and $7.4 million written in 1997. Management expects moderate growth in these specialty lines in the future as the Company continues to pursue profitable opportunities.

     The Company's standard lines of automobile and homeowners insurance combined for total written premium of $20.3 million in 1998, an increase of

17% over the $17.3 million written in 1997, which was 27% more than the $13.6 million written in 1996. The Company's direct response automobile premium increased to $8.9 million in 1998 compared with $2.8 million in 1997. The Company believes that the direct automobile and homeowners insurance program provides favorable growth opportunities in the future.

     On October 13, 1997, the Company signed an extension of the exclusive endorsement of the Company by AARP to offer mobile home insurance to its members through the year 2004. The positive results of this program, since its inception in 1989, encouraged both parties to extend their relationship five years beyond the original agreement's expiration date.


UNDERWRITING RESULTS AND LOSS RESERVES

     The combined loss and expense ratio for the Company's property and casualty insurance operations was 92.4% in 1998 compared to 91.0% in 1997 and 98.7% in 1996. The underwriting profit from these operations was $33 million in 1998, $38.6 million in 1997 and $5.5 million in 1996. The Company believes that its emphasis on rate adequacy, disciplined underwriting, catastrophe exposure management and strategic expense management programs have contributed significantly to the Company's positive underwriting results over the last several years.

     The impact of catastrophe losses on property and casualty results increased in 1998 to, net of reinsurance, $40.3 million, compared to $36.9 million in 1997 and the record level of $69.7 million in 1996. The property and casualty insurance industry recorded catastrophe losses for 1998 at an estimated $10.1 billion, making 1998 the third worst year for catastrophe losses in the last 10 years and quadruple the amount recorded in 1997. Despite the industry experience, the Company posted only a small increase in catastrophe losses in 1998, which reflects the success of the Company's catastrophe exposure management efforts. The only major storms of 1997 occurred in the Northwest during the first quarter of the year. The record catastrophe losses of 1996 resulted from significant storms in the Northwest and Northeast portions of the country during the first and fourth quarters. These storms created massive damage in Oregon, Washington, Pennsylvania and New York. Hurricane Fran also struck North Carolina in the third quarter of 1996. Industry catastrophe loss data was reported by the Property Claims Services Unit of the Insurance Services Office, Inc.

      Management monitors its exposure to catastrophic risk and has taken aggressive action in coastal areas and earthquake prone areas to reduce the Company's risk to hurricane and earthquake losses. During 1997, the Company took action against another catastrophic risk by starting the process of eliminating flood from the Company's policy coverages. As of December 31, 1998, flood coverage was removed in 47 states. The policies in these states account for approximately 50% of the Company's policies without flood coverage. This percentage is estimated to grow to approximately 70% by the end of 1999. The removal of coverage related to floods will significantly reduce the Company's exposure of loss due to flooding. The removal of flood coverage will be delayed by the guaranteed renewability of the AARP and some American Federation policies, which account for 15% of the total policies. Also, the bureau states of Texas and North Carolina refuse to modify the bureau forms to eliminate flood coverage, which account for 18% of the total policies. To manage this risk in 1999, management has secured aggregate catastrophe reinsurance to cover its exposure to flood losses in the states of North Carolina and Texas. In 1995, the Company started a coastal strategy which eliminated approximately 24,000 policies in the coastal counties from Maine to Texas. This program of coastal policy reduction was substantially completed by June 30, 1996. The Company has further reduced its exposure to hurricane loss by not writing a significant amount of new business in Florida since 1992. Management has pursued the reduction of the Company's earthquake exposure by non-renewing 21,000 policies in California with units greater than $50,000 in value since 1994. Attrition also has contributed to the reduction of earthquake exposure, pushing the total policy decline in California to approximately 50,000 since 1994. Since July 1, 1995, the Company's policies only provide earthquake coverage on an optional basis, which has reduced exposure to catastrophic loss due to earthquakes. Management will continue to take appropriate actions to reduce or eliminate certain exposures in the future where deemed necessary.

     Management is committed to controlling expenses and has aggressively managed the Company's acquisition costs and general and administrative expenses. All expense categories are closely monitored and employees are constantly challenged to develop ideas and programs to continually improve results. These actions have helped reduce the Company's expense ratio from a high of 42.7 in 1988 to its current level of 35.1 in 1998. Expenses increased by 1.1 points in 1998 compared to last year because of the costs associated with the start up of the new direct automobile and homeowners program. As this standard business grows, these costs as a percentage of premiums earned will decline.

     In conjunction with the new direct marketing of auto and homeowners insurance, the Company has invested in a new policy processing system that was operational beginning in 1999. The $4.1 million and $8.0 million costs incurred on this system during 1997 and 1998, respectively, were capitalized and will be expensed over the life of the system starting in 1999.

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

     The Company engages an outside actuarial firm to attest to the adequacy of its carried property and casualty reserves. This firm has rendered their opinion for the year ended December 31, 1998, and they attest to the adequacy of the Company's held reserves. The Company is committed to maintaining adequate loss reserves and places a high priority on balance sheet integrity.

     The Company discontinued writing private credit insurance in 1985, and established a reserve to cover anticipated losses from the run-off of the product. Management continues to be satisfied with the experience in the run-off of this business. The reserve was not adjusted in 1998, but was reduced by $650,000 in both 1997 and 1996. These reductions are not reflected in the underwriting results of the insurance operations, but are a component of the parent company and other operational results. The majority of these policies will run-off in 1999. Management believes that the aggregate reserves for this discontinued product are adequate at December 31, 1998, but will continue to review and adjust them as needed.

EXTRAORDINARY ITEM

     On May 5, 1998, the Company prepaid the $30.8 million mortgage on its corporate headquarters and incurred a $3.3 million after-tax prepayment penalty to extinguish this debt. This cost was classified as an extraordinary item in the financial statements for the second quarter of 1998 and reduced earnings by $.12 per share. The Company prepaid the mortgage to eliminate the restrictive operating covenants attached to this debt, which hindered the Company's ability to manage its capital base and leverage ratios through stock repurchases. The cost of this prepayment penalty will be recouped over time by the Company's ability to borrow funds at lower interest rates. The interest savings equal approximately $.03 per share annually to the Company's operating results.

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

     In 1989 and 1990, Foremost Life Insurance Company assumed credit life premium under various reinsurance treaties. In the fourth quarter of 1990, the ceding companies were declared insolvent and placed into liquidation. In accordance with the sales document, in June of 1996 the amount reserved to cover these reinsurance treaties was transferred to an escrow account. On July 11, 1997, the Company and the Liquidator settled all outstanding reinsurance and legal issues regarding these treaties. The escrow account was closed with the Company recording an after tax gain of $110,000, which is included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     In the years 1996 through 1998, the Company and its subsidiaries generated positive cash flow of $95.7 million from operations, and paid back $9.1 million on long-term borrowings. During the same period, the Company paid $30.6 million in dividends, repurchased $61.5 million of its common stock, and purchased $28.5 of real estate and equipment, which includes a new policy processing system. In 1996, the Company received $17.4 million in proceeds for the sale of its life insurance subsidiary. For year to year comparisons of cash flow items, see the "Consolidated Statements of Cash Flows" on page 27 of this Form 10-K.

     The Company expects continuing positive cash flow from operations. Additionally, the investment portfolios of the Company's insurance operations have been structured to provide liquidity for operations. The portfolios are structured so that on average, approximately $26.7 million of investments mature every year over the next ten years, and are available for reinvestment or use in operations as required. The insurance products written by the Company's insurance subsidiaries are primarily property coverages which result in rapid claims payments. The average maturity of investments is between five and six years, which provides adequate asset/liability matching. The Company believes that its liquid assets plus cash flow from operations will be adequate to meet all foreseeable cash requirements.

     In February 1994, the Company's Board of Directors approved a stock buy-back program of up to 3 million shares, which was raised to 6 million shares by subsequent Board approval of 1.5 million share increments in March and December of 1996. In December 1997, the Board of Directors raised the program to 9 million shares by authorizing the repurchase of an additional 3 million shares. Since the inception of this buy-back program, the Company has purchased 6,064,372 shares. During 1998, the Company purchased 777,658 of its shares. The total shares available under the authorization for the repurchase program is 2,935,628 shares. All of the above stock repurchase authorizations and purchases have been adjusted for the January 1998 three-for-one stock split. The Company will continue to evaluate the purchase of its common stock from excess capital.

     The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the Company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.


CAPITAL STRUCTURE

     At December 31, 1998, the Company's capital structure consisted of 27,166,240 common shares outstanding, which reflects the Company's three-for-one stock split in January 1998. In April 1998, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the Company's authorized common stock from 35 million to 70 million shares and authorizing a class of up to 10 million shares of preferred stock. The increased authorization will allow management to consider equity offerings to manage the Company's total capitalization and insurance subsidiary leverage positions. Management believes that it is advisable to have additional authorized shares available for possible future stock splits and dividends, public or private offerings of common stock or securities convertible into common stock, employee benefit plans, equity-based acquisitions and other corporate purposes that might be proposed. The shareholders also adopted an Agreement and Plan of merger which changed the Company's state of incorporation from Delaware to Michigan effective June 30, 1998.

     In June 1998, the Company negotiated and entered into a credit agreement under which its lenders committed to provide a five-year, $40 million revolving credit facility and a seven-year term loan of $80 million, of which $30 million of the term loan is amortizing over six years at $1.25 million per quarter. At December 31, 1998, $77.5 million remained outstanding on the term loan, and $10 million was outstanding on the revolving credit facility. In addition to the remaining $30 million available under the revolving credit facility, the Company also has available an uncommitted line of credit facility which may not exceed $20 million at any one time. The uncommitted line of credit expires on June 30, 1999.

     During 1995, the Company entered into a interest rate swap agreement to effectively fix the interest rate at 6.545% plus credit spread on the $58 million then outstanding under the credit agreement. The swap will expire on August 31, 2000. In November 1997, the swap agreement was amended with the following changes: the interest rate was dropped to 6.47% plus credit spread; the maturity was extended to August 31, 2002 and the notional amount will be decreased from $58 million to $50 million on August 31, 2000. The interest rate swap is non-amortizing. In August 1998, the Company entered into an interest rate swap agreement in the notional principle amount equal to the $30 million of the term loan that is amortizing. This agreement effectively fixes the interest rate at 5.705% plus credit spread until May 31, 2004. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible. The Company does not hold or issue any other material amounts of derivative financial instruments.


INVESTMENTS

     After-tax investment income contributed $.74 per share on a diluted
basis in both 1998 and 1997, compared to $.72 per share in 1996.   The
relatively flat results over this period of time were primarily due to the impact of declining interest rates which offset the positive cash flow generated from the strong underwriting performance. The record catastrophe losses in 1996 also impacted the investment results of that year.

     The Company's unrealized capital gains, net of tax, were $10.3 million at December 31, 1998 compared to $20.9 million at December 31, 1997 and $25 million at December 31, 1996. The Company also realized gains after taxes of $4.7 million in 1998 compared to $7.9 million in 1997 and $2.0 million in 1996.

     The Company's financial results over the last several years allow management to take a longer term, total return view of investments. As opportunities become available, the Company has and expects to continue the strategy of increasing its asset allocation to total return investments. These investments consist of common and preferred stock as well as lower-rated bonds and other assets that achieve equity-like returns over a market cycle.

     At December 31, 1998 the Company held securities in its investment portfolio which were either unrated or less than investment grade, high-yield corporate debt securities, including certain preferred stocks, and limited partnerships. These securities had a cost basis of $39.6 million, with an aggregate market value of $36.6 million and none of them individually exceeded $6.2 million. These securities have different risks than other investment grade securities. Risk of loss upon default by the borrower is greater with these investments than with other corporate or governmental debt securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, than are investment grade issuers. Management believes the unrealized loss in these securities will be temporary.

     The remaining three real estate properties which the Company foreclosed upon in 1991 totaling $3.8 million were sold or disposed of during 1996 without any adjustments to their carrying values. The Company has no further foreclosed real estate, nor are any of its real estate related securities in default at December 31, 1998.

     In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified a portion of its fixed maturity investments and its equity securities into a category entitled "securities available for sale" which are adjusted to reflect market value. Due to the restrictive definition of assets qualifying to be categorized as held to maturity, most of the Company's fixed investment securities are considered to be available for sale, and are therefore adjusted to reflect market values. Unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity net of applicable tax provisions or credits. The net unrealized gain on securities available for sale was $10.3 million at December 31, 1998 and $20.9 million at December 31, 1997. Although the Company has the general intent and ability to hold most of its fixed maturities to maturity, sales may be made from this category due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations. Since the Company does not purchase fixed maturity investments with a view to resale, the "available for sale" classification does not denote a trading account.

     At December 31, 1998, the Company had $39.1 million of its consolidated assets in cash and other short-term investments.

INCOME TAXES

     In accordance with FASB Statement No. 109, "Accounting for Income Taxes," the Company has recognized certain tax assets whose realization depends upon generating future taxable income. The Company believes that it will realize these tax assets through the generation of future taxable income and other tax planning strategies. There are no tax credit or capital loss carryforwards as of December 31, 1998.

LITIGATION

     The Company and its subsidiaries are routinely engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management, all litigation matters are not expected to have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. The aggregate ultimate liability, if any, of the Company and its subsidiaries for the matters described in
Part 1, Item 3 of this Form 10-K is not determinable at December 31, 1998. For further discussion of the Company's litigation matters, please refer to Part 1, Item 3 of this Form 10-K.


YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs, microcontrollers and other systems being designed using two digits instead of four to define the applicable year. The problem exists when date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and date dependencies for many of its applications. The Company has completed a detailed review of its computer programs to identify the systems that could be affected by the Year 2000 problem. The Company has a detailed written plan, which is regularly updated and monitored by technical personnel.
Plan status is regularly reviewed by management of the Company. The Company also has hired an outside consulting firm to assist in the process of identifying, assessing, remediating and testing Year 2000 problems. The procedures used by these consultants for the Year 2000 conversion effort have been certified by Information Technology Association of America "ITAA." The ITAA 2000 Certification Program evaluates the consultant's processes and methods used to develop new software or convert existing software to meet the date related needs of the next century.

     The Company is in the process of evaluating the Year 2000 readiness of third parties. Significant third parties with which the Company interfaces with regard to the Year 2000 problem include, among others, agents, technology vendors, financial institutions and service providers and companies that provide utility infrastructure (power, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks through bilateral efforts and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the Year 2000 problem would have on the Company.

     As of December 31, 1998, the Company has completed approximately 75%- 80% of the Year 2000 modifications of its mainframe computer applications. The Company has identified the non-IT systems that have Year 2000 issues and has a plan to assess, remediate and test, if necessary, these systems. The Company will continue to assess the impact of the Year 2000 issue on the remainder of its systems and applications throughout 1999. The Company has performed tests of its systems and applications during 1998 and will continue to do so in 1999. The Company's goal is to have systems and applications Year 2000 ready by the middle of 1999, allowing the remaining time to be used for further validation and testing.

     In connection with Year 2000 issues, the Company spent approximately $1.8 million before 1997, $3.8 million in 1997 and $4.3 million in 1998. The Company expects that it will spend approximately $2.8 million in 1999. These costs will primarily consist of professional fees paid to third party providers of remediation services. It is the Company's policy to expense all costs associated with these systems changes. The Company may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes and microprocessors, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse effect on the Company, as well as the need for contingency plans to address these scenarios. The Company anticipates that all necessary contingency plans will be completed during 1999.

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

STOCK OPTION PLAN OF 1998

     In April 1998, the shareholders approved the Company's Stock Option Plan of 1998, which granted the Company's Chairman and CEO, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $24 per share. Except in the case of a change in control or certain events of termination, the options only vest if the closing price of the Company's common stock on the New York Stock Exchange is equal to or greater than $48 per share on at least 10 trading days on or before February 23, 2003.

RISK BASED CAPITAL

     NAIC requires property and casualty insurance companies to calculate and report information under an RBC formula in their statutory annual statements. The RBC requirements are intended to assist regulators in identifying inadequately capitalized companies. The RBC calculation is based on the type and mix of risks inherent in the Company's business and includes components for underwriting, asset, interest rate and other risks. The Company's insurance subsidiaries exceeded their RBC statutory surplus standards as of December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted and incorporated into its Consolidated Financial Statements for the year ended December 31, 1998, the following Financial Accounting Standards Board (FASB) Statements; Statement No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." None of these pronouncements had a significant impact on the Company's financial results.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Since the Company's only material derivative transactions are interest rate swaps on its debt, which effectively fix the interest rate on the debt, the Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

     The American Institute of Certified Public Accountants (AICPA) Statement of Position 98-5, requires costs of start-up activities and organizational costs to be expensed as incurred. This statement is effective in 1999. Since the Company already expenses these costs as incurred, adoption of this statement will have no effect on its results of operations or financial positions. The (AICPA) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain Other Insurance-Related Assessments", will be adopted in 1999 as required by the statement.

1999 EVENT

     On January 19, 1999, the Company and First USA Bank agreed to resolve the action filed in 1998 by the Company against First USA Bank and Banc One in the United States District Court for the Western District of Michigan arising out of a dispute concerning an Insurance Services Agreement made in 1996. The settlement provides that First USA Bank will pay the Company $6.75 million in connection with the termination of the insurance agreement which had provided the Company the exclusive right to offer certain insurance products to First USA Bank's credit card customers. The settlement proceeds will be recorded in the Company's financial results for the first quarter of 1999.

Item 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The investment portfolios of the Company are managed with the objective of maximizing after-tax investment income and total return, while minimizing credit and market risks in order to provide support for the insurance operations and overall results of the Company. When developing the investment strategies for the Company, management considers many factors including underwriting results, tax impacts, regulatory requirements, fluctuations in interest rates and other market risks. Investment decisions are managed by investment professionals based on guidelines established by management and approved by the board of directors.

     Market risk represents the potential for loss due to changes in the fair value of financial instruments caused primarily by fluctuations in interest rates and equity prices. The Company mitigates these risks by managing the maturity of their financial instruments to provide adequate funding for the payout of their property and casualty reserves.

     The following table provides information on the Company's fixed maturity investments as of December 31, 1998 that are sensitive to changes in interest rates. It presents the expected cash flows of principle (par value) amounts and related average after-tax yield by expected maturity dates. The table also presents the maturities of long-term debt with the corresponding interest rate swaps on this debt. Since the interest rate swaps effectively fix the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company.

ASSETS
(In thousands)                1999        2000        2001        2002        2003     THEREAFTER   FAIR VALUE
                              ----        ----        ----        ----        ----     ----------   ----------
Fixed maturities            $36,884     $23,218     $15,469     $22,108     $20,159     $227,708     $356,800
 Average after-tax yield       4.96%       4.57%       5.32%       5.16%       5.25%        5.22%

LIABILITIES
Long-term debt              $ 7,000     $ 5,000     $ 5,000     $ 5,000     $13,000     $ 52,500     $ 87,500
 Average interest rate - Ranges from 5.25% to 5.875% in 1998 plus weighted average credit spread of 0.574%

INTEREST RATE SWAPS
Notional Amount             $ 5,000     $13,000     $ 5,000     $55,000     $ 5,000     $  2,500     $ (2,273)
 Pay Variable/Receive Fixed:
  Average Receive Fixed Interest Rate - 6.22% plus weighted average credit spread of 0.579%

     Duration is used by management to estimate the value change in the Company's fixed income securities. Price volatility and duration are directly related. Duration is the present value of all future cash flows to be received. The duration of the Company's fixed income portfolio at year end 1998 was four years and the market value was $356.8 million. Therefore, a 1% increase in interest rates would equate to a decrease in market value of approximately $14 million or 4%. Conversely, a 1% decline in interest rates would equate to an increase in market value of approximately $14 million. Other factors such as spread changes, call features, special redemption features and prepayment changes will all affect the duration of the portfolio. While duration is expressed in years, it is regarded as a percent change.

     Equity price risk is the potential loss due to changes in the value of equity securities. Equities have more price variability than fixed securities. Historically, equities have provided higher returns over a long period of time. As of December 31, 1998, the Company's investment in equity securities had a market value of $79.9 million. A 10% change in the portfolios equity prices would impact their value by approximately $7.99 million. All equity securities are marketable.

     All of the above risks are monitored on an ongoing basis. Management's need to react to significant changes in interest rates and equity prices is minimized by the fact that the annual maturities of investments and cash flow from insurance operations are sufficient to meet the cash flow requirements of the business. Therefore, management has the ability to wait out these changes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
     FINANCIAL DATA

                                                                       PAGE NO.

Financial Statements:
     Consolidated Balance Sheets at December 31, 1998 and 1997           24

     Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996                                   25

     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1998, 1997 and 1996                             26

     Consolidated Statements of Comprehensive Income for the years
      ended December 31, 1998, 1997 and 1996                             26

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                   27

     Property and Casualty Statements of Income for the years ended
      December 31, 1998, 1997 and 1996                                   28

     Parent Company and Other Statements of Operations for the
      years ended December 31, 1998, 1997 and 1996                       28

     Notes to Consolidated Financial Statements                          29

Management's Responsibility for Financial Reporting                      54

Independent Accountants' Report                                          55

Supplementary Data - Results by Quarter                                  56

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,                                                                       1998              1997
                                                                                ----------        ----------
(In thousands, except share data)
Assets:
 Investments-
  Fixed maturities held to maturity                                                  $947             $1,974
  Securities available for sale:
   Fixed maturities                                                               356,776            376,868
   Equity securities                                                               79,936             83,677
  Mortgage loans and land contracts on real estate                                  5,867             12,350
  Investment real estate (net of $1,696 and $1,412
   accumulated depreciation)                                                       13,228             11,920
  Short-term investments                                                           36,907             26,656
                                                                               ----------         ----------
   Total investments                                                              493,661            513,445
 Cash                                                                               2,227              2,409
 Accrued investment income                                                          5,966              6,293
 Premiums receivable (net of $75 allowance for
  uncollectible accounts, respectively)                                            76,808             71,541
 Due from reinsurance companies                                                    23,914             20,645
 Other receivables (net of $20 allowance for
  uncollectible accounts, respectively)                                             1,573              2,568
 Prepaid policy acquisition costs                                                  75,689             74,179
 Prepaid reinsurance premiums                                                         977                979
 Real estate and equipment                                                         54,565             38,341
 Other assets                                                                      17,816             14,380
                                                                               ----------         ----------
  Total assets                                                                   $753,196           $744,780
                                                                               ==========         ==========
Liabilities:
 Unearned premium                                                                $250,959           $246,429
 Insurance losses and loss adjustment expenses                                     84,128             82,722
 Accounts payable and accrued expenses                                             34,045             33,022
 Notes and other obligations payable                                               89,853             92,201
 Income taxes                                                                      16,274             20,853
 Other liabilities                                                                 13,782             14,102
                                                                               ----------         ----------
Total liabilities                                                                 489,041            489,329
                                                                               ----------         ----------





Shareholders' Equity:
 Preferred stock, no par value - 10,000,000
  shares authorized, no shares issued                                                   -                  -
 Common stock, $1 par - 70,000,000 and 35,000,000
  shares authorized in 1998 and 1997 respectively;
  27,166,240 and 27,700,872 shares issued and
  outstanding in 1998 and 1997 respectively                                        27,166             32,467
 Additional paid-in capital                                                        83,205            120,536
 Unrealized appreciation of securities available
  for sale, net of applicable taxes                                                10,262             20,894
 Retained earnings                                                                143,527            237,621
 Restricted stock - deferred compensation                                              (5)                (4)
 Treasury stock at cost                                                                 -           (156,063)
                                                                               ----------         ----------
  Total shareholders' equity                                                      264,155            255,451
                                                                               ----------         ----------
  Total liabilities and shareholders' equity                                     $753,196           $744,780
                                                                               ==========         ==========

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,                                               1998            1997           1996
                                                                   ----------      ----------     ----------
(In thousands except per share data)
Income:
  Property and casualty premium earned                               $436,230        $429,210       $427,565
  Net investment income                                                24,568          25,813         27,116
  Realized gains                                                        7,287          12,181          3,098
  Other                                                                 2,311           2,552          3,347
                                                                   ----------      ----------     ----------
    Total income                                                      470,396         469,756        461,126
                                                                   ----------      ----------     ----------
Expense:
  Insurance losses and loss expenses                                  249,786         244,608        276,175
  Amortization of prepaid policy
    acquisition costs                                                 130,800         125,760        122,795
  Operating                                                            19,687          20,188         25,101
  Interest                                                              6,835           8,307          8,191
                                                                   ----------      ----------     ----------
    Total expense                                                     407,108         398,863        432,262
                                                                   ----------      ----------     ----------
      Income before taxes                                              63,288          70,893         28,864
Income tax provision                                                  (16,610)        (20,137)        (5,696)
                                                                   ----------      ----------     ----------
  Net income - continuing operations                                   46,678          50,756         23,168
Net income - discontinued operations                                        -             110            361
                                                                   ----------      ----------     ----------
  Net income before extraordinary item                                $46,678         $50,866        $23,529
Extraordinary loss--net of tax benefit                                 (3,310)              -              -
                                                                   ----------      ----------     ----------
  Net income                                                           43,368          50,866         23,529
                                                                   ==========      ==========     ==========

Earnings per share of common stock:
  Net income - continuing operations                                    $1.71           $1.82          $0.79
  Net income - discontinued operations                                      -               -           0.01
  Extraordinary loss-net of tax benefit                                 (0.12)              -              -
                                                                   ----------      ----------     ----------
    Net income                                                          $1.59           $1.82          $0.80
                                                                   ==========      ==========     ==========





Earnings per share of common stock - diluted
  Net income - continuing operations                                    $1.68           $1.79          $0.77
  Net income - discontinued operations                                      -               -           0.01
  Extraordinary loss-net of tax benefit                                 (0.12)              -              -
                                                                   ----------      ----------     ----------
    Net income                                                          $1.56           $1.79          $0.78
                                                                   ==========      ==========     ==========

-----------------
See accompanying notes to consolidated financial statements

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY                                         UNREALIZED                 RESTRICTED
                                               ADDITIONAL   APPRECIATION                  STOCK-                     TOTAL
                                    COMMON      PAID-IN    (DEPRECIATION)   RETAINED     DEFERRED     TREASURY    SHAREHOLDERS'
                                     STOCK      CAPITAL    OF SECURITIES    EARNINGS   COMPENSATION    STOCK         EQUITY
                                   --------    ----------  --------------  ----------  ------------  -----------  -------------
(In thousands except share data)
Balances - January 1, 1996          $14,000      $139,344         $13,802    $183,944           $(5)   $(106,888)      $244,197
Net income                                                                     23,529                                    23,529
Unrealized appreciation of
  securities available for sale,
  net of tax                                                        2,621                                                 2,621
Stock Options Exercised
   Shares Issued                                     (954)                                                 2,310          1,356
   Shares Repurchased                                                                                     (3,256)        (3,256)
Cash dividends - $.36 per share                                               (10,655)                                  (10,655)
Purchase of treasury stock                                                                               (28,856)       (28,856)
Other                                                 462                                         1        2,023          2,486
                                   --------    ----------  --------------  ----------  ------------  -----------  -------------
Balances December 31, 1996          $14,000      $138,852         $16,423    $196,818           $(4)   $(134,667)      $231,422
Net income                                                                     50,866                                    50,866
Unrealized appreciation of
  securities available for sale,
  net of tax                                                        4,471                                                 4,471
Stock Options Exercised
   Shares Issued                                   (1,283)                                                 5,836          4,553
   Shares Repurchased                                                                                     (8,209)        (8,209)
   Tax effect                                       1,280                                                                 1,280
Three-for-one stock split            18,467       (18,467)
Cash dividends - $.36 per share                                               (10,063)                                  (10,063)
Purchase of treasury stock                                                                               (19,369)       (19,369)
Other                                                 154                                                    346            500
                                   --------    ----------  --------------  ----------  ------------  -----------  -------------
Balances December 31, 1997          $32,467      $120,536         $20,894    $237,621           $(4)   $(156,063)      $255,451
Treasury stock adjustment            (4,766)      (38,725)                   (112,572)                   156,063
Net income                                                                     43,368                                    43,368
Unrealized depreciation of
  securities available for sale,
  net of tax                                                      (10,632)                                              (10,632)
Stock Options Exercised
   Shares Issued                        204         1,896                                                                 2,100
   Shares Repurchased                  (204)         (615)                     (4,060)                                   (4,879)
   Tax effect                                         973                                                                   973


Stock issued for incentive plan          38           848                                                                   886
Cash dividends - $.36 per share                                                (9,836)                                   (9,836)
Purchase of common stock               (573)       (1,738)                    (10,993)                                  (13,304)
Other                                     -            30                          (1)           (1)                         28
                                   --------    ----------  --------------  ----------  ------------  -----------  -------------
Balances December 31, 1998          $27,166       $83,205         $10,262    $143,527           $(5)          $-       $264,155
                                   ========    ==========  ==============  ==========  ============  ===========  =============

-----------------
See accompanying notes to consolidated financial statements.


FOREMOST CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                   YEAR ENDED DECEMBER 31,
                                                                                1998       1997       1996
(In Thousands)                                                                --------   --------   --------
Net Income                                                                    $ 43,368   $ 50,866   $ 23,529
Other comprehensive income, net of taxes:
  Change in unrealized appreciation (depreciation) of investments              (10,632)     4,471      2,621
                                                                              --------   --------   --------
    Comprehensive Income                                                      $ 32,736   $ 55,337   $ 26,150
                                                                              ========   ========   ========

-----------------
See accompanying notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,                                         1998              1997          1996
(In thousands)                                              ----------        ----------    ----------
Operating Activities:
 Net income from continuing operations                        $46,678           $50,756       $23,168
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in:
    Unearned premium                                            4,530             5,116        (7,640)
    Insurance losses and loss adjustment expenses               1,406           (10,698)         (351)
    Prepaid policy acquisition costs                           (1,510)           (3,948)        2,329
    Premiums receivable                                        (5,267)           (3,465)        2,553
    Other receivables                                          (2,272)            3,152         3,166
    Accrued investment income                                     327              (728)          310
    Accounts payable and accrued expenses                       1,023            (1,031)       (1,675)
    Income tax liability                                       (1,613)            3,262         2,353
    Provision for private credit
     insurance loss reserves                                     (625)             (714)          193
    Other - net                                                (1,234)            4,041        (1,639)
   Provision for depreciation and amortization                  1,440             2,087         2,108
   Amortization of fixed maturities                             1,027               744         1,061
   Deferred income taxes                                        2,759             3,664        (2,639)
   Net realized gains and losses                               (7,287)          (12,181)       (3,098)
                                                            ----------        ----------    ----------
    Net cash from operating activities                         39,382            40,057        20,199
                                                            ----------        ----------    ----------
Investing Activities:
 Purchases of securities and loans made                      (115,055)         (155,606)     (128,857)
 Purchases of real estate and equipment                       (21,470)           (6,549)         (495)
 Sales of securities                                          114,063            97,984        77,882
 Maturities of securities and receipts
  from repayments of loans                                     22,170            47,719        46,761
 Sales of real estate and equipment                             2,556             5,312         4,023
 Net proceeds from sale of subsidiary                               -                 -        17,437
 (Increase) decrease in short-term investments                (10,251)            4,090         9,022
                                                            ----------        ----------    ----------
  Net cash from (for) investing activities                     (7,987)           (7,050)       25,773
                                                            ----------        ----------    ----------
Financing Activities:
 Prepayment of mortgage                                       (30,781)                -             -
 Extraordinary item on early extingishment
   of debt -- net of taxes                                     (3,310)                -             -
 Repayments of long-term debt                                  (9,067)           (2,650)       (2,396)


 Proceeds from borrowings                                      37,500                 -             -
 Reacquisition of common stock                                (13,304)          (19,369)      (28,855)
 Dividends paid                                                (9,836)          (10,063)      (10,655)
 Increase (decrease)in short-term debt                              -                 -        (2,000)
 Exercise of stock options: Receipts                            2,100             4,553         1,356
 Exercise of stock options: Repurchases                        (4,879)           (8,210)       (3,256)
                                                            ----------        ----------    ----------
  Net cash for financing activities                           (31,577)          (35,739)      (45,806)
                                                            ----------        ----------    ----------
        Cash increase (decrease)                                 (182)           (2,732)          166
Cash at beginning of year                                       2,409             5,141         4,975
                                                            ----------        ----------    ----------
        Cash at end of year                                    $2,227            $2,409        $5,141
                                                            ==========        ==========    ==========

---------------------
See accompanying notes to consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE
STATEMENTS OF INCOME
Year Ended December 31,                                         1998              1997          1996
(In thousands)                                              ----------        ----------    ----------
Premium written and assumed                                 $ 441,588         $ 434,964     $ 421,100
Less reinsurance ceded                                            804               647         1,147
                                                            ----------        ----------    ----------
  Net premium written                                       $ 440,784         $ 434,317     $ 419,953
                                                            ==========        ==========    ==========
Premium earned                                              $ 436,230         $ 429,210     $ 427,565
                                                            ----------        ----------    ----------
Insurance losses and loss expenses                            249,786           244,608       276,175
Amortization of prepaid policy acquisition costs              130,810           125,772       122,860
Operating expenses                                             22,654            20,220        23,072
                                                            ----------        ----------    ----------
  Total losses and expenses                                   403,250           390,600       422,107
                                                            ----------        ----------    ----------
    Underwriting income                                        32,980            38,610         5,458
Investment and other income, less expenses                     24,577            25,880        26,838
Realized gains                                                  7,362            12,181         3,198
                                                            ----------        ----------    ----------
  Income before taxes                                          64,919            76,671        35,494
Income tax provision                                          (17,772)          (22,453)       (8,300)
                                                            ----------        ----------    ----------
  Net income                                                  $47,147           $54,218       $27,194
                                                            ==========        ==========    ==========

PARENT COMPANY AND OTHER
STATEMENTS OF OPERATIONS
(Excluding equity in income of
  consolidated subsidiaries)
Year Ended December 31,                                         1998              1997          1996
(In thousands)                                              ----------        ----------    ----------
Income:
  Financial service fees and interest                             $44             $ 730         $ 764
  Commissions                                                     449               514           587
  Other income                                                  8,353             7,513         9,013
  Realized losses                                                 (75)                -          (100)
                                                            ----------        ----------    ----------
    Total income                                                8,771             8,757        10,264
                                                            ----------        ----------    ----------
Expense:
  Operating                                                     3,850             6,532         9,025
  Interest                                                      6,552             8,003         7,869
                                                            ----------        ----------    ----------
    Total expense                                              10,402            14,535        16,894
                                                            ----------        ----------    ----------
  Loss before taxes                                            (1,631)           (5,778)       (6,630)
Income tax credit                                               1,162             2,316         2,604
                                                            ----------        ----------    ----------
  Net loss before extraordinary item                             (469)           (3,462)       (4,026)
Extraordinary loss - net of tax benefit                        (3,310)                -             -
                                                            ----------        ----------    ----------
  Net loss                                                    $(3,779)          $(3,462)      $(4,026)
                                                            ==========        ==========    ==========

---------------------
See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is a holding company which, through its subsidiaries, provides property and casualty insurance to those who buy, sell or finance mobile homes and recreational vehicles. The Company also writes automobile and homeowners property and casualty insurance.

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

Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in fixed maturities and equity securities into two categories, "fixed maturities held to maturity" and "securities available for sale." Fixed maturities held to maturity and mortgage loans and land contracts are reported at amortized cost. The Company expects that the investments in these categories will be held to maturity and, therefore, no unrealized gains or losses are recognized on such investments. Securities available for sale are reported at market value. The unrealized gains and losses of the investments in this category are credited or charged directly to shareholders' equity, net of applicable taxes. Although the Company has the general intent and ability to hold securities segregated as securities available for sale to maturity, the Company may sell such securities due to changes in market conditions, relative yields available, tax planning and asset/liability management considerations.

     The Company's debt securities investment portfolio is predominantly comprised of investment grade securities.

     Investment real estate consists primarily of land and buildings held for development and sale. Investment real estate is carried at cost less applicable accumulated depreciation. Depreciation expense on investment real estate was $284,000, $251,000 and $249,000 for 1998, 1997 and 1996,
respectively.

     Short-term investments are reported at cost, which approximates market value.

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

Advertising

     The Company expenses the costs of advertising as incurred.
Advertising expense was $2,343,000 in 1998, $1,836,000 in 1997 and
$3,375,000 in 1996.

Supplemental Cash Flow Information

     The Company does not consider any of its assets cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

     Interest paid was $6,628,000 in 1998, $8,278,000 in 1997 and
$8,177,000 in 1996.

     Income taxes paid were $12,719,000, $11,950,000 and $12,900,000 for
1998, 1997, and 1996, respectively.

Earnings Per Share

     Earnings per share (EPS) amounts are computed based on the weighted average number of common shares outstanding during each year.

Earnings per Share Calculation
                                                     NET           OUTSTANDING         PER-SHARE
                                                    INCOME           SHARES             AMOUNT
                                                  ----------       ----------         ----------
For the Year Ended 1996:
  Basic EPS                                         $ 23,529           29,594             $ 0.80
  Outstanding Stock Options                                               644
                                                  ----------       ----------         ----------
    Diluted EPS                                     $ 23,529           30,238             $ 0.78
                                                  ==========       ==========         ==========
For the Year Ended 1997:
  Basic EPS                                         $ 50,866           27,891             $ 1.82
  Outstanding Stock Options                                               555
                                                  ----------       ----------         ----------
    Diluted EPS                                     $ 50,866           28,446             $ 1.79
                                                  ==========       ==========         ==========
For the Year Ended 1998
  Basic EPS                                         $ 43,368           27,337             $ 1.59
  Outstanding Stock Options                                               544
                                                  ----------       ----------         ----------
    Diluted EPS                                     $ 43,368           27,881             $ 1.56
                                                  ==========       ==========         ==========

     All outstanding common share amounts, additional paid-in capital and related earnings per share calculations have been retroactively adjusted to reflect the three-for-one stock split distributed in January 1998, except for treasury shares.


Credit Risk

     The Company performs ongoing risk and credit evaluations of its agents and insureds. The Company's P&C subsidiaries write insurance throughout the United States with concentration in the southern and southwestern states.

     The Company primarily utilizes the services of one banking institution for its cash depository accounts. The Company performs risk and credit evaluations of this institution on a routine basis.


Treasury Stock Adjustment

     In 1998, the Company changed its state of incorporation from Delaware to Michigan. Since the State of Michigan does not recognize treasury stock, a cumulative adjustment was made to reflect treasury stock purchases as a reduction of common stock, additional paid-in capital and retained earnings.

Reclassifications

     Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to those classifications used in 1998.

NOTE 2 - INVESTMENTS

     The amortized cost and estimated market values of investments in financial instruments held by the Company are as follows:

                                                                    GROSS           GROSS
                                                   AMORTIZED      UNREALIZED      UNREALIZED      MARKET
December 31, 1998                                     COST          GAINS           LOSSES        VALUE
                                                   ----------     ----------      ---------     ----------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions                                $947            $34             $-           $981
                                                   ----------     ----------      ---------     ----------
    Total fixed maturities held
     to maturity                                          947             34              -            981
                                                   ----------     ----------      ---------     ----------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies                                51,687          1,688              -         53,375
   Obligations of states and
    political subdivisions                            260,674         12,430           (218)       272,886
   Corporate securities                                27,570            482         (2,032)        26,020
   Mortgage-backed securities                           4,181              -           (189)         3,992
                                                   ----------     ----------      ---------     ----------
    Total bonds                                       344,112         14,600         (2,439)       356,273
  Redeemable preferred stocks                             487             16              -            503
                                                   ----------     ----------      ---------     ----------
   Total fixed maturities
    available for sale                                344,599         14,616         (2,439)       356,776
                                                   ----------     ----------      ---------     ----------
 Equity securities:
  Common stocks                                        56,929         11,324         (6,730)        61,523
  Preferred stocks                                     19,397            899         (1,883)        18,413
                                                   ----------     ----------      ---------     ----------
   Total equity securities
    available for sale                                 76,326         12,223         (8,613)        79,936
                                                   ----------     ----------      ---------     ----------
Mortgage loans and land contracts                       5,867            459              -          6,326
Short-term investments                                 36,907              -              -         36,907
                                                   ----------     ----------      ---------     ----------

 Total financial assets                              $464,646        $27,332       $(11,052)      $480,926
                                                   ==========     ==========      =========     ==========

                                                                    GROSS           GROSS
                                                   AMORTIZED      UNREALIZED      UNREALIZED      MARKET
December 31, 1997                                     COST          GAINS           LOSSES        VALUE
                                                   ----------     ----------      ---------     ----------
(In thousands)
Fixed maturities held to maturity:
 Bonds:
  Obligations of states and
   political subdivisions                              $1,974            $50           $(35)        $1,989
                                                   ----------     ----------      ---------     ----------
    Total fixed maturities held
     to maturity                                        1,974             50            (35)         1,989
                                                   ----------     ----------      ---------     ----------
Securities available for sale:
 Fixed maturities:
  Bonds:
   U.S. Treasury Securities
    and obligations of U.S.
    government agencies                                72,468          1,941             (8)        74,401
   Obligations of states and
    political subdivisions                            257,885         10,742           (182)       268,445
   Corporate securities                                26,347            969            (15)        27,301
   Mortgage-backed securities                           5,980            115            (37)         6,058
                                                   ----------     ----------      ---------     ----------
    Total bonds                                       362,680         13,767           (242)       376,205
  Redeemable preferred stocks                             649             14              -            663
                                                   ----------     ----------      ---------     ----------
   Total fixed maturities
    available for sale                                363,329         13,781           (242)       376,868
                                                   ----------     ----------      ---------     ----------
 Equity securities:
  Common stocks                                        49,986         20,175         (3,330)        66,831
  Preferred stocks                                     15,085          1,843            (82)        16,846
                                                   ----------     ----------      ---------     ----------
   Total equity securities
    available for sale                                 65,071         22,018         (3,412)        83,677
                                                   ----------     ----------      ---------     ----------
Mortgage loans and land contracts                      12,350            995              -         13,345
Short-term investments                                 26,656              -              -         26,656
                                                   ----------     ----------      ---------     ----------


 Total financial assets                              $469,380        $36,844        $(3,689)      $502,535
                                                   ==========     ==========      ==========    ==========

     The amortized cost and market values of fixed maturities are shown below by contractual maturity. Actual maturities will differ from contractual maturities because securities may be called or prepaid with or without prepayment penalties.

                                                   HELD TO MATURITY                AVAILABLE FOR SALE
                                              --------------------------       ---------------------------
                                               AMORTIZED        MARKET         AMORTIZED          MARKET
December 31, 1998                                 COST           VALUE            COST            VALUE
                                               ----------     ----------       ----------       ----------
(In thousands)
Due to mature (years):
 One or less                                         $ 46           $ 46         $ 36,351         $ 36,891
 After one through five                               501            535           80,453           82,932
 After five through ten                               400            400          149,218          156,015
 After ten                                              -              -           73,909           76,443
                                               ----------     ----------       ----------       ----------
  Total                                               947            981          339,931          352,281
Mortgage-backed securities                              -              -            4,181            3,992
Redeemable preferred stocks                             -              -              487              503
                                               ----------     ----------       ----------       ----------
 Total fixed maturities                              $947           $981         $344,599         $356,776
                                               ==========     ==========       ==========       ==========

     The change in unrealized gains and losses on fixed maturity and equity security investments is summarized as follows:

Year Ended December 31,                          1998          1997            1996
                                              ---------      ---------      ---------
(In thousands)
Fixed maturities                               $ (1,343)       $ 3,017        $(4,776)
Equity securities                               (14,996)         3,879          9,625
                                              ---------      ---------      ---------
 Combined                                      $(16,339)       $ 6,896        $ 4,849
                                              =========      =========      =========

     To conform with statutory requirements, bonds and certificates of deposit in principal amounts totaling $13,335,000 were on deposit with various regulatory agencies at December 31, 1998.

     The mortgage loans and land contracts are primarily the result of financing sales associated with the development of an office park, an industrial park and a condominium development by the Company. At December 31, 1998, 99.9% of the mortgage loans and land contracts were categorized as commercial, and 0.1% as residential. Investment real estate consists of vacant land for a future office park. The majority of mortgage loans, land contracts and investment real estate is concentrated in Michigan.

     Pretax investment income by source is summarized as follows:

Year Ended December 31,                         1998            1997           1996
                                             ----------      ----------     ----------
(In thousands)
Fixed maturities                                $21,851         $22,209        $22,914
Equity securities                                 3,193           3,593          4,059
Mortgage loans and real estate                      386             596            552
Short-term investments                            1,596           1,706          1,630
                                             ----------      ----------     ----------
 Total                                           27,026          28,104         29,155
Investment expense                                2,458           2,291          2,039
                                             ----------      ----------     ----------
 Net investment income                          $24,568         $25,813        $27,116
                                             ==========      ==========     ==========

     Realized gains and losses are summarized as follows:

Year Ended December 31,                         1998            1997           1996
                                             ----------      ----------     ----------
(In thousands)
Fixed maturities                                   $230            $377           $256
Equity securities                                 6,990          10,264          2,765
Real estate                                          67           1,540             77
                                             ----------      ----------     ----------
  Net gain                                       $7,287         $12,181         $3,098
                                             ==========      ==========     ==========

     Proceeds from sales of investments in fixed maturities totaled $70,251,000 in 1998, $40,642,000 in 1997 and $49,488,000 in 1996. Gross
gains of $456,000, $617,000 and $893,000 and gross losses of $226,000,
$240,000 and $499,000 were realized on those sales in 1998, 1997 and 1996, respectively.


NOTE 3 - PREPAID POLICY ACQUISITION COSTS

     Acquisition costs are recognized on all premium written by the Company. Such costs are amortized over policy terms which are principally annual, but which range up to seven years. Policy acquisition costs deferred and amortized are as follows:

                                                      1998               1997
                                                   ---------          ---------
(In thousands)
Balance at January 1,                                $74,179            $70,231
                                                   ---------          ---------
Policy acquisition costs incurred:
 Commission and brokerage                             73,206             76,253
 General and administrative                           47,861             43,581
 Taxes, licenses and fees                             11,250              9,881
 Reinsurance cost (recoveries)                            (7)                (7)
                                                   ---------          ---------
  Total                                              132,310            129,708
                                                   ---------          ---------
Charged to expense                                  (130,800)          (125,760)
                                                   ---------          ---------
 Balance at December 31,                             $75,689            $74,179
                                                   =========          =========


NOTE 4 - REAL ESTATE AND EQUIPMENT

     Real estate and equipment utilized by the Company is summarized as follows:

December 31,                                          1998              1997
                                                   ---------          ---------
(In thousands)
Owned land and buildings                             $54,673            $45,433
Equipment and other                                   15,198              7,069
                                                   ---------          ---------
 Total cost                                           69,871             52,502
Less accumulated depreciation                         15,306             14,161
                                                   ---------          ---------
 Real estate and equipment - net                     $54,565            $38,341
                                                  ==========          =========

     Depreciation expense on real estate and equipment utilized by the Company was $1,156,000 in 1998, $1,860,000 in 1997 and $1,854,000 in 1996.

     Included in equipment and other in 1998 is $12.2 million and in 1997, $4.1 million of capitalized software.


NOTE 5 - LIABILITY FOR INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES

     The incurred and paid activity in the liability for insurance losses and loss adjustment expenses is as follows:

                                                1998            1997           1996
                                             ----------      ----------     ----------
(In thousands)
Balance at January 1,                           $82,722         $93,420        $93,771
 Less reinsurance recoverables                      324             750          2,409
                                             ----------      ----------     ----------
  Net balance January 1,                         82,398          92,670         91,362
                                             ----------      ----------     ----------
Incurred related to:
 Current year                                   254,507         239,724        277,298
 Prior years                                     (4,721)          4,884        (12,123)
                                             ----------      ----------     ----------
  Total incurred                                249,786         244,608        265,175
                                             ----------      ----------     ----------




Paid related to:
 Current year                                   205,631         193,582        223,518
 Prior years                                     43,168          61,298         51,349
                                             ----------      ----------     ----------
  Total paid                                    248,799         254,880        274,867
                                             ----------      ----------     ----------
   Net balance at December 31,                   83,385          82,398         92,670
Plus reinsurance recoverables                       743             324            750
                                             ----------      ----------     ----------
 Balance at December 31,                        $84,128         $82,722        $93,420
                                             ==========      ==========     ==========

     The prior year reserve development in 1997 resulted from catastrophe losses occurring in late 1996 and early 1997. As this development resulted from property claims, it is not expected to increase in future years.

NOTE 6 - NOTES AND OTHER OBLIGATIONS PAYABLE

     Notes and other obligations payable consist of the following:

December 31,                                          1998              1997
                                                   ---------          ---------
(In thousands)
Current portion of long-term notes payable            $7,000             $2,505
Current portion of capital lease obligations             204                182
                                                   ---------          ---------
 Total short-term debt                                 7,204              2,687
                                                   ---------          ---------
Long-term notes payable                               80,500             87,161
Obligations under capitalized leases                   2,149              2,353
                                                   ---------          ---------
 Total long-term debt                                 82,649             89,514
                                                   ---------          ---------
  Total                                              $89,853            $92,201
                                                   =========          =========

     Notes payable consist primarily of an unsecured credit agreement with a group of banks, which was entered into in June 1998 and replaced a prior unsecured credit agreement and the building mortgage loan that was paid off on May 5, 1998. The new agreement provides for a five-year revolving credit facility not to exceed $40 million and a seven-year term loan of $80 million, of which $30 million of the term loan is amortizing over six years at $1.25 million per quarter. The term loan expires on June 29, 2005 and the revolver loan expires on June 29, 2003. At December 31, 1998, the term loan had a balance of $77.5 million and the revolving credit facility had a balance of $10 million. In addition to the remaining $30 million available under the revolving credit facility, the Company has an uncommitted line of credit facility which may not exceed $20 million at any one time. This unsecured credit agreement expires on June 30, 1999.

     The credit agreement subjects the Company to certain restrictions and covenants related to, among others: the payment of dividends; minimum net worth levels; the sale, lease, transfer or other disposal of properties and assets other than in the ordinary course of business; new indebtedness; the assumption or creation of liens; and maintenance of certain ratios.

     Borrowing rates on the term loan and revolving credit facility of the credit agreement are based on eurodollar and negotiated rates. During 1995, the Company entered into an interest rate swap agreement with a financial institution. The notional principle amount of the swap is $58 million and it matures on August 31, 2000. This agreement effectively fixed the interest rate on the entire $58 million outstanding under the credit agreement to 6.45% plus credit spread. In November 1997, the agreement was amended with the following changes: the interest rate was dropped to 6.47% plus credit spread; the maturity was extended to August 31, 2002 and the notional amount will be stepping down from $58 million to $50 million on August 31, 2000. The interest rate swap is non-amortizing. In August 1998, the Company entered into an interest rate swap agreement with a financial institution in the notional principle amount equal to the $30 million of the term loan that is amortizing. This agreement effectively fixes the interest rate at 5.705% plus credit spread until May 31, 2004. Net receipts or payments under the swap agreements are recognized as an adjustment to interest expense. The Company's exposure to credit risk is limited to interest movements and is considered to be negligible.

     Maturities of long-term debt for each of the five years succeeding December 31, 1998 are as follows:

Year Ending December 31:
(In thousands)
1999                                                       $7,204
2000                                                        5,229
2001                                                        5,270
2002                                                        5,310
2003                                                       13,349
Thereafter                                                 53,491
                                                        ---------
 Total                                                    $89,853
                                                        =========

     The fair value of financial liabilities and off-balance-sheet financial instruments are as follows:

December 31,                                           1998                               1997
                                           ----------------------------        ---------------------------
                                            NET BOOK              FAIR         NET BOOK           FAIR
                                              VALUE               VALUE          VALUE            VALUE
                                           ----------         ---------        ----------       ----------
(In thousands)
Financial liabilities:
 Mortgage note                                     $-                $-           $31,666          $36,931
 Variable notes                                87,500            87,500            58,000           58,000
                                           ----------         ---------        ----------       ----------
  Total financial liabilities                 $87,500           $87,500           $89,666          $94,931
                                           ==========         =========        ==========       ==========
Off-balance sheet
  financial instruments:
    Interest rate swap agreements                  $-           $(2,273)               $-           $1,069
                                           ==========         =========        ==========       ==========


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

     The provisions (credits) for income taxes in the Consolidated Statements of Income are made up of the following components:

Year Ended December 31,                         1998            1997           1996
                                             ----------      ----------     ----------
(In thousands)
Current federal income tax expense              $13,851         $16,473         $8,335
Deferred federal income tax expense               2,759           3,664         (2,639)
                                             ----------      ----------     ----------
 Income tax provision                           $16,610         $20,137         $5,696
                                             ==========      ==========     ==========

     Deferred tax liabilities (assets) are composed of the following:

                                                      1998              1997
                                                   ---------          ---------
(In thousands)
Policy acquisition costs related to
 unearned premium                                    $27,321            $27,402
Unrealized gains on securities                         5,525             11,251
Excess tax over book basis of fixed assets             2,382              2,202
System Development Cost                                4,487              1,524
Other                                                  1,490              1,023
                                                   ---------          ---------
 Gross deferred tax liabilities                       41,205             43,402
                                                   ---------          ---------
Unearned premium adjustments                         (17,499)           (17,182)
Difference between book and tax reserves              (2,811)            (3,098)
Deferred compensation                                 (2,757)            (2,777)
Post-retirement benefit accruals                      (1,315)            (1,019)
Other                                                 (2,894)            (2,431)
                                                   ---------          ---------
 Gross deferred tax assets                           (27,276)           (26,507)
                                                   ---------          ---------
  Net deferred tax liability                         $13,929            $16,895
                                                   =========          =========

     In addition to the Company's net deferred tax liability, the liability for income taxes includes a current tax liability of $2,345,000 and $3,958,000 at December 31, 1998 and 1997, respectively.

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                            % OF PRE-TAX INCOME
                                                --------------------------------------------

Year Ended December 31,                            1998             1997             1996
                                                ----------       ----------       ----------
Federal statutory tax rate                           35.0%            35.0%            35.0%
Increase (reduction) in income taxes
 relating to:
  Tax-exempt municipal bond interest                 -6.5%            -5.1%           -11.7%
  Dividends received deduction                       -0.6%            -0.9%            -2.4%
  Tax credits and other                              -1.7%            -0.6%            -1.2%
                                                ----------       ----------       ----------
   Effective tax rate                                26.2%            28.4%            19.7%
                                                ==========       ==========       ==========


NOTE 8 - REINSURANCE

     The Company was party to both proportional and non-proportional reinsurance agreements in 1998.

     Amounts due from reinsurance companies balances are primarily premium amounts due from unconsolidated insurance affiliates for business assumed, and loss recoverables from a major U.S. reinsurance company. Assumed reinsurance is predominantly from unconsolidated affiliates.

     The following amounts summarize the effect of reinsurance on the Company's financial statements:

Year Ended December 31,                         1998            1997           1996
                                             ----------      ----------     ----------
(In thousands)
Direct:
 Written premiums                              $367,873        $363,933       $353,421
 Earned premiums                                365,836         360,646        361,004
 Insurance losses and loss expenses             206,218         205,508        234,115
Assumed:
 Written premiums                                73,715          71,032         67,678
 Earned premiums                                 71,205          69,189         67,741
 Insurance losses and loss expenses              37,354          28,652         25,911
Ceded - Catastrophe:
 Written premiums                                 7,666           9,446         17,198
 Earned premiums                                  7,661           9,546         16,171
 Insurance losses and loss expenses               1,566              (9)            98
Ceded - Non-Catastrophe:
 Written premiums                                   804             647          1,147
 Earned premiums                                    811             625          1,180
 Insurance losses and loss expenses                 363             (35)           664


NOTE 9- EMPLOYEE BENEFIT PLANS

Money Purchase Pension Plan

     The Company provides a Money Purchase Pension Plan for all employees with one or more years of service. Under the Money Purchase Pension Plan, the Company is required to make annual contributions equal to 6% of the eligible compensation of all eligible plan participants.

Profit-Sharing Retirement and Savings Plan

     The Company also provides a Profit-Sharing Retirement and Savings Plan for all employees with one or more years of service. Under this plan the Company can make discretionary profit-sharing contributions as a percentage of eligible compensation. The Company contributed 3% in 1998 and 5% in 1997 of eligible compensation of all eligible employees. In 1998 the savings feature of the plan is a 401(k) plan that allows for voluntary contributions by employees and provides a dollar-for-dollar Company-paid match for the employee's contribution, limited to 3% of the employee's eligible income and an additional 50% for each dollar on the next 2%. In 1997 the saving feature of the plan was a 401(k) plan that allowed for voluntary contributions by employees and provided a 50% Company-paid match of the employee's contribution, limited to 2% of the employee's eligible income.

Retirement Supplement Plan

     The Company provides a Retirement Supplement Plan for certain key employees which provides monthly lifetime payments or lump sum payments upon retirement or disability, and lump sum payments to beneficiaries upon death. The retirement benefit is based on a percentage of the participant's final average earnings, less the participant's Money Purchase Pension Plan and Profit Sharing Plan benefits (excluding 401(k) plan benefits). As of December 31, 1998, the projected retirement benefits to be paid total $3,529,000. Life insurance contracts have been purchased to fund the retirement benefits. Key employees would receive their entire retirement benefit in the event of a change in control of the Company and their subsequent termination. The maximum contingent liability as of December 31, 1998 relating to the change in control provision is approximately $5,233,000.

Deferred Compensation Plan

     The Company has a non-qualified Deferred Compensation Plan for the benefit of certain key employees. The plan allows for the participants to defer a percentage of their base salary and incentive payments, and provides a declared rate of return on an annual basis. The Company purchases life insurance contracts on plan participants to fund the plan.

Long-Term Incentive Plan

     The Company has a Long-Term Incentive Plan (LTIP) which provides awards to certain key employees based on the Company's return on shareholders' equity over three year periods. The LTIP was amended in December 1994 and approved by the shareholders to provide that 70% of the awards will be paid in the Company's common stock. The awards are fully vested upon issuance; however, the stock is restricted for resale for three years from the date of the award. There were 32,970 shares issued in January 1999 for the three-year results ending December 31, 1998 and 37,692 shares issued in January 1998 for the three-year results ending December 31, 1997.

Stock Option Plans

     The Company has a non-qualified stock option plan which authorizes the granting of options to purchase 650,000 shares of the Company's common stock to certain key employees. During 1995, the Company's Board of Directors authorized, and the shareholders' approved, an additional 400,000 shares of the Company's common stock for future grants under the plan, making a total of 1,050,000 shares authorized under the plan. Adjusting the authorized options for the three-for-one stock split distributed on January 20, 1998, provides a total of 3,150,000 shares authorized under the plan. The options, granted at market value, vest at either a three or four year period, with a maximum term of 10 years.

     The Company accounts for its stock option plans in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                      1998                   1997
                                   ----------             ----------
Dividend / Share                      $.36                   $.36
Expected Volatility                   18.9%                  27.6%
Risk-free Interest Rate                5.6%                   5.9%
Expected Lives                      5-8 years               8 years

     Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1998             1997             1996
                                  ----------       ----------       ----------
Net Income
     As reported                 $43,368,000      $50,866,000      $23,529,000
     Pro forma                   $42,739,000      $50,291,000      $23,065,000
Earnings per share
     As reported                       $1.59            $1.82             $.80
     Pro forma                         $1.56            $1.80             $.78

     The following is a summary of the Company's stock option transactions during 1998 and 1997:

                                                       1998                               1997
                                            --------------------------         ---------------------------
                                                             WEIGHTED-                           WEIGHTED-
                                                              AVERAGE                             AVERAGE
                                                             EXERCISE                             EXERCISE
                                             SHARES            PRICE             SHARES            PRICE
                                           ----------       ----------         ----------        ----------
Outstanding at January 1,                   1,896,825              $11          2,214,513               $10
  Granted                                     844,000              $24            115,500               $21
  Exercised                                   203,900              $10            430,938               $11
  Forfeited                                    44,125              $18              2,250               $16
                                           ----------       ----------         ----------        ----------
    Outstanding at December 31,             2,492,800              $15          1,896,825               $11
                                           ==========       ==========         ==========        ==========

Options exercisable at December 31,         1,547,492              $10          1,627,640               $10
                                           ==========       ==========         ==========        ==========
Weighted-average fair value of
  options granted during the year               $1.99                               $7.72
                                           ==========                          ==========

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------    -------------------------------
                                          WEIGHTED
                                          AVERAGE            WEIGHTED                            WEIGHTED
   RANGE OF              NUMBER          REMAINING           AVERAGE          NUMBER             AVERAGE
   EXERCISE           OUTSTANDING       CONTRACTUAL          EXERCISE       OUTSTANDING          EXERCISE
    PRICE             AT 12/31/98          LIFE                PRICE        AT 12/31/98           PRICE
---------------       ------------     ------------        ------------     ------------       ------------
 $6.08 - $7.00             683,800        2.8 years                  $7          683,800                 $7
$10.42 - $12.67            775,200        4.6 years                 $12          768,575                $12
$18.33 - $24.25          1,033,800        5.6 years                 $23           95,117                $20
                      ------------     ------------        ------------     ------------       ------------
$6.08 - $24.25           2,492,800        4.5 years                 $15        1,547,492                $10
                      ============     ============        ============     ============       ============

     In April 1998, the shareholders approved the Company's Stock Option Plan of 1998, which granted the Company's Chairman and Chief Executive Officer, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $24 per share. Except in the case of a change in control or certain events of termination, the options only vest if the closing per share price of the Company's common stock on the New York Stock Exchange is equal to or greater than $48 per share on at least 10 trading days on or before February 23, 2003.

Restricted Stock Plan

     The Company also has a restricted stock plan under which certain key employees were issued 194,442 shares of the Company's common stock in 1988, representing all of the shares available under the plan. The shares are registered in the name of the participants, who has all the rights of a shareholder, subject to restrictions as to transfer until the shares vest. Compensation expense is recorded over the periods in which the shares vest. The unamortized market value of the shares awarded is shown separately in shareholders' equity. As of December 31, 1998, 189,798 were vested, 198 shares were issued and non-vested and 4,446 shares remained unissued from forfeitures.

     In 1995, the Company adopted and the shareholders' approved a restricted stock plan for the Company's non-employee directors. Under the plan, the Company's non-employee directors may elect to receive shares of the Company's common stock in lieu of their annual retainer fees. The shares are issued at market value and are registered in the name of the participant, who has all the rights of a shareholder, subject to restrictions as to transfer until the shares vest. Vesting occurs upon the completion of the director's term. A total of 60,000 shares may be issued under the plan. In 1998 and 1997, 1,236 shares and 1,686 shares were issued, respectively.

     The cost of the aforementioned benefit plans, excluding post-retirement benefits, for 1998, 1997 and 1996 was $3,733,000, $4,378,000 and
$3,696,000, respectively.

Post-Retirement Benefit Plan

     The Company maintains a defined benefit post-retirement plan for substantially all employees which provides certain health care, dental and life insurance benefits. Eligibility and benefits are based on age and years of service for the health care and dental benefits, which also require contributions from retirees under certain circumstances. The life insurance benefits are non-contributory and are calculated as a percentage of the employee's base annual compensation in the year of retirement. The benefit is reduced at age 70 to an ultimate benefit of $5,000. Post-retirement benefits accrue during the employees' working years rather than being expensed on a cash basis. The Company does not prefund its post-retirement benefit plan and has elected to amortize the transition obligation over a 20-year period.

     The plan's funded status reconciled with the amounts included in other liabilities in the Company's Consolidated Balance Sheets, along with the change in accumulated post retirement benefit obligation an plan assets, is as follows:

December 31,                                               1998              1997
                                                        ---------          ---------
(In thousands)
Change in accumulated postretirement Benefit
  obligation (APBO)
APBO, January 1                                            $6,542             $5,433
  Service cost                                                361                312
  Interest cost                                               508                425
  Plan Amendments
  Actuarial (Gain)/Loss                                       378                748
  Benefits paid                                              (292)              (376)
                                                        ---------          ---------
APBO, December 31,                                         $7,497             $6,542
Plan assets                                             =========          =========

Change in plan assets
Plan assets, January 1                                         $-                 $-
  Actual return on assets
  Company contributions                                       292                376
  Benefits paid                                              (292)              (376)
                                                        ---------          ---------
Plan assets, December 31                                       $-                 $-
                                                        =========          =========

Reconciliation of funded status
Funded status                                             $(7,497)           $(6,542)
  Unrecognized net (gain)/loss                                (44)              (429)
  Unrecognized prior service cost                               -                  -
  Unrecognized transition obligation                        3,790              4,061
                                                        ---------          ---------
Accrued Postretirement benefit (liability)/asset          $(3,751)           $(2,910)
                                                        =========          =========

     Net periodic post-retirement benefit costs included the following components:

Year Ended December 31,                       1998             1997           1996
                                           ----------       ----------     ----------
(In thousands)
Service cost                                     $361             $312           $341
Interest on accumulated post-retirement
 obligation                                       508              425            405
Amortization of:
  Transition obligation                           271              271            271
  Actuarial gain                                    -              (38)           (42)
                                           ----------       ----------     ----------
 Total costs                                   $1,140             $970           $975
                                           ==========       ==========     ==========

     The health care trend rate assumed was 7% for 1998, decreasing .25% per year to 6% in 2002 and thereafter. The dental trend rate was 6% per year. The rate of compensation increase regarding life insurance benefits was 5%. A 1% increase in the health care trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 1998 by $240,165 and the net periodic benefit cost for the year then ended by $26,609. A 1% decrease in the health care trend rate would decrease the accumulated post-retirement benefit obligation as of December 31, 1998 by $223,290 and the net periodic benefit cost for the year then ended by $25,027.

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%.


NOTE 10 - LEASE COMMITMENTS

     The Company leases buildings and the majority of its furniture and equipment under capital and operating leases. Operating leases generally include renewal options for periods ranging from two to seven years and require the Company to pay utilities, taxes, insurance and maintenance expenses.

     The following is a schedule of future minimum lease payments under cancelable and non-cancelable operating leases for each of the five years succeeding December 31, 1998 and thereafter, excluding renewal options:

Year Ending December 31:
(In thousands)
1999                                                         5,262
2000                                                         3,659
2001                                                         2,683
2002                                                         1,059
2003                                                           381
Thereafter                                                     468

     The following is a schedule of future minimum lease payments under the Company's capitalized finance leases together with the present value of the net minimum lease payments as of December 31, 1998:

Year Ending December 31:
(In thousands)
1999                                                        $  468
2000                                                           468
2001                                                           480
2002                                                           486
2003                                                           486
Thereafter                                                   1,136
                                                        ----------
 Total minimum lease payments                                3,524
Less amount representing interest                            1,171
                                                        ----------
 Present value of net minimum lease payments                $2,353
                                                        ==========

     Rental expense charged to operations in 1998, 1997 and 1996 amounted to $5,619,000, $5,354,000 and $5,109,000, respectively, including amounts paid under short-term cancelable leases.

NOTE 11 - STATUTORY INFORMATION

     As a holding company, the principal source of the Company's cash available for debt service and payment of dividends (other than through the use of borrowed funds or the employment of other assets) is dividends received from its principal property and casualty insurance subsidiary, Foremost Insurance. State regulatory requirements limit the amount of annual dividends Foremost Insurance can pay to the Company without obtaining prior insurance department approval. These restrictions are not expected to significantly affect the Company's ability to meet its foreseeable cash requirements. The amount of dividends which Foremost Insurance can pay to the Company in 1999 without obtaining prior insurance department approval under the current statute is $38.1 million.

     At December 31, 1998, $98.9 million of consolidated shareholders' equity represents net assets of the Company's P&C subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.

     Policyholders' surplus for the combined property and casualty insurance companies at December 31, 1998 and 1997 was $203.8 million and $220.5 million, respectively. Statutory net income for the combined property and casualty insurance companies for the years ended December 31, 1998, 1997 and 1996 was $45.0 million, $49.8 million and $34.1 million, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements and Contracts

     The Company has assigned its interest as tenant in a capital lease obligation. In the event of default by the assignee, a contingent liability exists of approximately $1.4 million at December 31, 1998.

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

Litigation

     The Company and its subsidiaries are routinely engaged in litigation in the normal course of business. In the opinion of management, these proceedings, as well as the litigation described in Part I, Item 3 of this Form 10-K. are not expected to have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. Further liability, if any, of the Company and its subsidiaries for litigation is not determinable at December 31, 1998.

     On January 19, 1999, the Company and First USA Bank agreed to resolve the action filed in 1998 by the Company against First USA Bank and Banc One in the United States District Court for the Western District of Michigan arising out of a dispute concerning an Insurance Services Agreement made in 1996. The settlement provides that First USA Bank will pay the Company $6.75 million in connection with the termination of the insurance agreement which had provided the Company the exclusive right to offer certain insurance products to First USA Bank's credit card customers. The settlement proceeds will be recorded in the Company's financial results for the first quarter of 1999.

NOTE 13 - INFORMATION BY BUSINESS SEGMENTS

     The Company considers itself to operate in one segment, the property & casualty insurance industry generally evaluates it products in total. The Company's P&C subsidiaries primarily furnish insurance to the mobile home and recreational vehicle markets. Insurance is written throughout the United States with concentrations in the southern and southwestern states. The nature of the Company's insurance operations expose it to risk in the case of numerous, severe catastrophic events. To minimize this risk, the

Company performs ongoing evaluations of its insurance exposures, utilizes reinsurance when appropriate and performs credit and risk evaluations of its agents and insureds.

     Detailed operating information for the property and casualty segment is presented herein. There are no significant intercompany transactions among the segments.

                                           1998           1997           1996         1995          1994
                                         ---------     ---------      ---------     ---------    ---------
Net Insurance Premium Written
 and Assumed (In millions)
 Property and casualty:
  Mobile home                               $362.0        $356.7         $349.2        $352.3       $341.5
  Recreational vehicle                        47.4          48.4           47.9          49.1         49.7
  Automobile                                  17.7          14.1           10.3          12.4         14.1
  Basics                                       8.5           7.4            4.4           3.3          2.0
  Homeowners                                   2.6           3.1            3.3           3.6          3.5
  Commercial products                          1.0           1.1            1.2           1.5          0.8
  Collateral protection                        0.0           0.7            0.7           1.0          0.7
  Other                                        2.4           3.5            4.1           3.8          3.9
                                         ---------     ---------      ---------     ---------    ---------
  Total                                      441.6         435.0          421.1         427.0        416.2
 Less reinsurance ceded                        0.8           0.7            1.1           1.5          0.7
                                         ---------     ---------      ---------     ---------    ---------
  Total                                     $440.8        $434.3         $420.0        $425.5       $415.5
                                         =========     =========      =========     =========    =========

Net Insurance Premium Earned
 (In millions)
 Property and casualty:
  Mobile home                               $359.4        $354.9         $354.1        $353.2       $335.7
  Recreational vehicle                        47.8          48.0           49.1          49.3         47.8
  Automobile                                  15.3          12.3           11.0          12.9         15.7
  Basics                                       7.6           5.7            3.4           2.5          1.4
  Homeowners                                   2.7           3.1            3.5           3.6          3.6
  Commercial products                          0.9           1.4            1.2           1.0          0.9
  Collateral protection                        0.0           0.2            1.1           0.8          0.6
  Other                                        2.5           3.6            4.2           3.0          4.2
                                         ---------     ---------      ---------     ---------    ---------
  Total                                     $436.2        $429.2         $427.6        $426.3       $409.9
                                         =========     =========      =========     =========    =========

                                           1998           1997           1996         1995          1994
                                         ---------     ---------      ---------     ---------    ---------
(In thousands)
Income Before Taxes -
  Continuing Operations
Property and casualty:
 Underwriting income                       $32,980       $38,610         $5,458       $38,211      $15,372
 Investment and other income
 (including realized gains
  and losses):                              31,939        38,061         30,036        27,952       25,117
                                         ---------     ---------      ---------     ---------    ---------
   Total property and casualty              64,919        76,671         35,494        66,163       40,489
Other-net (parent company &
 non-insurance operations)<F1>              (1,631)       (5,778)        (6,630)       (5,800)      (4,852)
                                         ---------     ---------      ---------     ---------    ---------
  Income before taxes -
   continuing operations                   $63,288       $70,893        $28,864       $60,363      $35,637
                                         =========     =========      =========     =========    =========
Identifiable Assets
(In millions)
 Property and casualty                      $693.5        $693.1         $662.2        $669.8       $625.1
 Parent company and other <F2>                59.7          51.7           59.4          57.8         61.0
                                         ---------     ---------      ---------     ---------    ---------
  Total                                     $753.2        $744.8         $721.6        $727.6       $686.1
                                         =========     =========      =========     =========    =========

-------------
<F1> General corporate expenses were $1,813,000, $1,699,000 and $1,604,000 and interest expense was $4,565,000, $4,766,000 and $4,401,000 in 1998,
1997 and 1996, respectively.
<F2> Identifiable corporate assets were $15 million, $14.7 million and $18.3 million in 1998, 1997 and 1996, respectively. Corporate expenditures for additions to long-lived assets were $9,485,000, $1,762,000 and $29,000 in 1998, 1997 and 1996 respectively.

     Intercompany rental income and expense of $6.5 million has been included in the operating income and expense of the segments, but is eliminated from the consolidated revenues and expenses.

NOTE 14 - RELATED PARTY TRANSACTIONS

     A director and major shareholder of the Company has investment advisory agreements with the Company and currently manages approximately 19% of the Company's investment portfolio. During 1998 and 1997, $1,077,000 and $1,045,000 of fees and commissions were earned under these agreements.


NOTE 15 - COMPREHENSIVE INCOME

     Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources. The following summarizes the components of comprehensive income, other than net income, for the last three years.

(In thousands)
Year ended December 31, 1998                     PRETAX            TAX EFFECT           AFTER-TAX
                                                 ------            -----------          ---------
Unrealized depreciation on
    investments during the year                  $(9,111)               $3,189            $(5,922)
Less: Reclassification adjustment
    for net realized gains included
    in net income                                  7,287                (2,577)             4,710
                                                --------           -----------          ---------
Net change in unrealized
    appreciation of investments                 $(16,398)               $5,768           $(10,632)
                                                ========           ===========          =========

Year ended December 31, 1997                     PRETAX            TAX EFFECT           AFTER-TAX
                                                 ------            -----------          ---------
Unrealized appreciation on
    investments during the year                  $19,059               $(6,670)           $12,389
Less: Reclassification adjustment
    for net realized gains included
    in net income                                 12,181                (4,263)             7,918
                                                --------           -----------          ---------
Net change in unrealized
    appreciation of investments                   $6,878               $(2,407)            $4,471
                                                ========           ===========          =========

Year ended December 31, 1996                     PRETAX            TAX EFFECT           AFTER-TAX
                                                 ------            -----------          ---------
Unrealized appreciation on
    investments during the year                   $7,130               $(2,495)            $4,635
Less: Reclassification adjustment
    for net realized gains included
    in net income                                  3,098                (1,084)             2,014
                                                --------           -----------          ---------
Net change in unrealized
    appreciation of investments                   $4,032               $(1,411)            $2,621
                                                ========           ===========          =========


NOTE 16 - DISCONTINUED OPERATIONS

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

LIFE INSURANCE STATEMENTS OF INCOME
Year Ended December 31,                                    1998              1997
(In thousands)                                          ---------          ---------
Premium written and assumed                              $      -           $  8,988
Less reinsurance ceded                                          -                 80
                                                        ---------          ---------
  Net premium written                                    $      -           $  8,908
                                                        =========          =========
Premium earned                                           $      -           $  8,908
                                                        ---------          ---------
Death and other benefits                                        -              6,227
Amortization of prepaid policy acquisition costs                -              2,167
Operating expenses                                              -                 41
                                                        ---------          ---------
  Total losses and expenses                                     -              8,435
                                                        ---------          ---------
    Underwriting income                                         -                473
Investment and other income, less expenses                    169                747
Realized gains (losses)                                         -                 10
                                                        ---------          ---------
  Income before taxes                                         169              1,230
Income tax provision                                          (59)              (171)
                                                        ---------          ---------
  Net income                                                  110              1,059
Net loss resulting from sale                                    -               (698)
                                                        ---------          ---------
  Net income from discontinued operations                $    110           $    361
                                                        =========          =========

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Foremost Corporation of America is responsible for the preparation and integrity of the consolidated financial statements and all other information contained in the Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed estimates and judgments.

     In fulfilling its responsibility for the integrity of financial information, management has established a system of internal accounting control which provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization and recorded and reported properly.

     The financial statements have been audited by the Company's independent public accountants, BDO Seidman, LLP, whose unqualified report is presented on the next page. The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. BDO Seidman, LLP regularly evaluates the internal control structure and performs such tests and other procedures as it deems necessary to reach and express an opinion on the fairness of the financial statements.

     The Audit committee of the Board of Directors, consisting solely of outside directors, meets with the independent public accountants and management to review and discuss the major audit findings, the adequacy of the internal control structure and quality of financial reporting. The independent accountants also have free access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.




S/RICHARD L. ANTONINI
--------------------------------------------------
Richard L. Antonini
Chairman of the Board, President and Chief Executive Officer



S/F. ROBERT WOUDSTRA
--------------------------------------------------
F. Robert Woudstra
Chief Operating Officer, Chief Financial Officer and Director

S/KENNETH C. HAINES
--------------------------------------------------
Kenneth C. Haines
Controller

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors
Foremost Corporation of America
Grand Rapids, Michigan


     We have audited the accompanying consolidated balance sheets of Foremost Corporation of America as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foremost Corporation of America at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


BDO SEIDMAN, LLP
----------------------
BDO SEIDMAN, LLP
February 12, 1999
Grand Rapids, Michigan

SUPPLEMENTARY DATA

RESULTS BY QUARTER
                                     1ST         1ST         2ND         2ND         3RD         3RD         4TH         4TH
Consolidated Statements            QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
  of Income                         1998        1997        1998        1997        1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
(In thousands except
  per share data)
Total income from
  continuing operations            $116,990    $115,054    $117,306    $119,257    $118,133    $117,156    $117,967    $118,289
                                  =========   =========   =========   =========   =========   =========   =========   =========
Income (loss):
 Property & casualty insurance      $11,758      $5,702      $9,319     $14,801     $12,092     $15,067     $13,978     $18,648
 Parent company and other              (197)       (893)       (205)     (1,341)       (245)       (644)       $178       $(584)
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total continuing operations        11,561       4,809       9,114      13,460      11,847      14,423      14,156      18,064
 Discontinued operations                  -           -           -          90           -          20           -           -
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Net income before
    extraordinary item               11,561       4,809       9,114      13,550      11,847      14,443      14,156      18,064
Extraordinary loss - net of
    tax benefit                           -           -      (3,310)          -           -           -           -           -
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Net income                         11,561       4,809       5,804      13,550      11,847      14,443      14,156      18,064
                                  =========   =========   =========   =========   =========   =========   =========   =========
Change in unrealized
  appreciation (depreciation)
  of securities available
  for sale, net of tax                 $421     $(3,215)    $(3,054)     $2,465     $(6,169)     $6,119     $(1,830)      $(898)
                                  =========   =========   =========   =========   =========   =========   =========   =========

Earnings per share of common stock:
 Net income:
   Continuing operations              $0.42       $0.17       $0.33       $0.49       $0.43       $0.52       $0.52       $0.65
   Discontinued operations                -           -           -           -           -           -           -           -
   Extraordinary loss                     -           -       (0.12)          -           -           -           -           -
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net income                       $0.42       $0.17       $0.21       $0.49       $0.43       $0.52       $0.52       $0.65
                                  =========   =========   =========   =========   =========   =========   =========   =========
Average shares outstanding           27,591      28,435      27,345      27,738      27,240      27,701      27,175      27,701
                                  =========   =========   =========   =========   =========   =========   =========   =========




Earnings per share of common stock - Assuming Dilution:
 Net income:
   Continuing operations              $0.41       $0.16       $0.33       $0.48       $0.43       $0.51       $0.51       $0.64
   Discontinued operations                -           -           -           -           -           -           -           -
   Extraordinary loss                     -           -       (0.12)          -           -           -           -           -
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net income                       $0.41       $0.16       $0.21       $0.48       $0.43       $0.51       $0.51       $0.64
                                  =========   =========   =========   =========   =========   =========   =========   =========
Average shares outstanding           28,215      29,149      27,961      28,386      27,753      28,318      27,630      28,281
                                  =========   =========   =========   =========   =========   =========   =========   =========
Dividends per share                   $0.09       $0.09       $0.09       $0.09       $0.09       $0.09       $0.09       $0.09
                                  =========   =========   =========   =========   =========   =========   =========   =========
Price range of common stock:
  High                               $25.00      $20.20      $25.63      $20.00      $24.31      $20.31      $21.00      $23.56
                                  =========   =========   =========   =========   =========   =========   =========   =========
  Low                                $22.38      $19.05      $22.50      $17.70      $17.88      $18.50      $15.81      $19.19
                                  =========   =========   =========   =========   =========   =========   =========   =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company contained in the definitive Proxy Statement of the Company relating to its April 29, 1999 Annual Meeting of Shareholders under the captions "Election of Directors," "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following
Item 4. of Part I above.

ITEM 11. EXECUTIVE  COMPENSATION

     The information regarding executive compensation contained in the definitive Proxy Statement of the Company relating to its April 29, 1999 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation of Directors," "Employment Agreements" and "Report of the Compensation Committee" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management contained in the definitive Proxy Statement of the Company relating to its April 29, 1999 Annual Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding relationships and related transactions contained in the definitive Proxy Statement of the Company relating to its April 29, 1999 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation of Directors" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
         ON FORM 8-K

     ITEM 14(A)1. LIST OF FINANCIAL STATEMENTS

     The following Financial Statements are filed as part of this Form 10-K
Report:


                                                                     Page No.
     Consolidated Balance Sheets at December 31, 1998 and 1997          24

     Consolidated Statements of Income for the years ended
       December 31, 1998, 1997 and 1996                                 25

     Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 1998, 1997 and 1996                           26

     Consolidated Statement of Comprehensive Income for the years
       ended December 31, 1998, 1997 and 1996                           26

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                 27

     Property and Casualty Statements of Income for the years ended
       December 31, 1998, 1997 and 1996                                 28

     Parent Company and Other Statements of Operations for the years
       ended December 31, 1998, 1997 and 1996                           28

     Notes to Consolidated Financial Statements                         29

     Management's Responsibility for Financial Reporting                54

     Independent Accountants' Report                                    55

     Supplementary Data - Results by Quarter                            56

     ITEM 14(A)2. FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedules are filed as part of this Form 10-K report:

                                                                     Page No.
     Independent Accountants' Report on Schedules                       62

     Schedule II - Condensed Financial Information of Registrant        63

     Schedule III - Supplementary Insurance Information                 66


     All other schedules have been omitted as not applicable or the required information is given in the financial statements, including the notes thereto.

ITEM 14(A)3. LIST OF EXHIBITS

      EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT

           3.1          Articles of Incorporation of the Company.
                        (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998).

           3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998).

           4.1 Specimen Stock Certificate Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12,
                        1998).

           4.2          Rights Agreement. (Incorporated by reference to
                        Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990).

           4.3          Articles of Incorporation.  See Exhibit 3.1 above.

           4.4          Bylaws.  See Exhibit 3.2 above.

           10.1         Company's Annual Incentive Plan, restated January
                        1, 1998.<F*>

           10.2 Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996(Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997).<F*>

           10.3 Company's Retirement Supplement Plan, as amended effective January 1, 1994.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994).


-------------
<F*>   Management contract or compensatory plan or arrangement.

           10.4 Company's Non-Qualified Stock Option Plan, dated February 23, 1995.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23,
                        1995).

           10.5 Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998).

           10.6 Director's Deferred Compensation Plan, as amended effective January 1, 1994.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, date February 24, 1994).

           10.7 Executive Deferred Compensation Plan, as amended effective January 1, 1994.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994).

           10.8 Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990).

           10.9 Directors' Restricted Stock Plan, dated December 8, 1994.<F*> (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995).

           10.10 Stock Option Plan of 1998<F*>(Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998).

           10.11 Form of Indemnity Agreement for directors and officers (Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998).

           12           Statement Re Computation of Ratios.

-------------
<F*>   Management contract or compensatory plan or arrangement.

           21           Subsidiaries of the Registrant.

           23           Consent of Independent Certified Public
                        Accountants.

           27           Financial Data Schedule.

           28 Information from Reports Furnished to State Insurance Regulatory Authorities.

-------------
<F*>   Management contract or compensatory plan or arrangement.


     The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Paul D. Yared, Senior Vice President, Secretary and General Counsel, P.O. Box 2450, Grand Rapids, Michigan 49501.


ITEM 14(B).    REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 31, 1998.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FOREMOST CORPORATION OF AMERICA

Date:  March 4, 1999       By S/R. L. ANTONINI
                              R. L. Antonini
                              Chairman of the Board, President &
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                         DATE

S/R. L. ANTONINI            Chairman of the Board,           March 4, 1999
R. L. Antonini               President and Chief
                             Executive Officer
                             (Principal Executive Officer)

_________________________   Director                         March _, 1999
Michael de Havenon

S/JOHN C. CANEPA            Director                         March 4, 1999
John C. Canepa

S/ARTHUR E. HALL            Director                         March 4, 1999
Arthur E. Hall

S/RICHARD A. KAYNE          Director                         March 4, 1999
Richard A. Kayne

S/LARRY J. ORANGE           Executive Vice President         March 4, 1999
Larry J. Orange             and Director

S/JOSEPH A. PARININ         Director                         March 4, 1999
Joseph A. Parini

S/ROBERT M. RAIVES          Director                         March 4, 1999
Robert M. Raives

S/MICHAEL B. TARGOFF        Director                         March 4, 1999
Michael B. Targoff

S/F. ROBERT WOUDSTRA        Chief Operating Officer, Chief   March 4, 1999
F. Robert Woudstra          Financial Officer and Director
                            (Principle Accounting and
                            Financial Officer)

INDEPENDENT ACCOUNTANTS' REPORT REGARDING SCHEDULES


Foremost Corporation of America
Grand Rapids, Michigan

     The audits referred to in our report dated February 12, 1999 relating to the Consolidated Financial Statements of Foremost Corporation of America and Subsidiaries which is contained in Item 8. of this Form 10-K, included the audit of financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

     In our opinion, the financial statement schedules, present fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP
----------------
BDO SEIDMAN, LLP
February 12, 1999
Grand Rapids, Michigan

SCHEDULE II

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS
December 31,                                                                      1998              1997
                                                                               ----------        ----------
(In thousands)
Assets:
   Investment in unconsolidated subsidiaries                                     $307,728          $308,314
   Other invested assets                                                              400             1,800
   Cash                                                                               147                36
   Due from affiliates                                                                363               363
   Real estate and equipment (net of accumulated depreciation)                     42,147            34,044
   Other assets                                                                    14,879            13,433
                                                                               ----------        ----------
      Total assets                                                               $365,664          $357,990
                                                                               ==========        ==========

Liabilities:
   Notes payable                                                                  $87,500           $89,666
   Due to affiliates                                                                  113               908
   Other liabilities                                                               13,896            11,965
                                                                               ----------        ----------
      Total liabilities                                                           101,509           102,539
                                                                               ----------        ----------

Shareholders' Equity:
  Common stock                                                                     27,166            27,701
  Other shareholders' equity                                                      236,989           227,750
                                                                               ----------        ----------
    Total shareholders' equity                                                    264,155           255,451
                                                                               ----------        ----------
    Total liabilities and shareholders' equity                                   $365,664          $357,990
                                                                               ==========        ==========

----------
See Notes to Consolidated Financial Statements in Item 8.

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF INCOME
Year Ended December 31,                                           1998            1997              1996
                                                               ----------      ----------        ----------
(In thousands)
Income:
  Intercompany income                                              $6,531          $6,260            $6,635
  Investment and other                                              1,794             950             1,222
  Realized gains on investments                                       (75)              -            10,042
                                                               ----------      ----------        ----------
    Total income                                                    8,250           7,210            17,899
                                                               ----------      ----------        ----------

Expense:
  Operating                                                         3,292           3,910             4,255
  Interest                                                          6,551           8,003             7,869
                                                               ----------      ----------        ----------
    Total expense                                                   9,843          11,913            12,124
                                                               ----------      ----------        ----------
      Income (loss) before extraordinary
        item, tax and income of
        unconsolidated subsidiaries                                (1,593)         (4,703)            5,775
Income tax (provision) credit                                       1,149           1,939            (4,375)
                                                               ----------      ----------        ----------
      Income (loss) before extraordinary
        item and income of unconsolidated
        subsidiaries                                                 (444)         (2,764)            1,400

Extraordinary loss - net of tax benefit                            (3,310)              -                 -
                                                               ----------      ----------        ----------
Income (loss) before income of
  unconsolited subsidiaries                                        (3,754)         (2,764)            1,400
Income of unconsolidated subsidiaries<F*>                          47,122          53,630            22,129
                                                               ----------      ----------        ----------
  Net income                                                      $43,368         $50,866           $23,529
                                                               ==========      ==========        ==========


<F*> Includes dividends to parent company of:                     $37,000         $37,500           $32,600
                                                               ==========      ==========        ==========

----------
See Notes to Consolidated Financial Statements in Item 8.

FOREMOST CORPORATION OF AMERICA (PARENT ONLY)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
Year Ended December 31,                                           1998            1997              1996
                                                               ----------      ----------        ----------
(In thousands)
 Net cash for operating activities                                 $2,354         $(4,088)          $(4,772)

Investing Activities:
  Maturities of invested assets                                         -               -                 -
  Net proceeds from sale of subsidiary                                  -               -            23,604
  Purchases of real estate and equipment                           (9,247)         (1,713)              (29)
  Distributions from subsidiaries - net                            37,000          37,086            32,600
  (Increase) decrease in short-term investments                     1,400           4,300            (5,750)
                                                               ----------      ----------        ----------
    Net cash from investing activities                             29,153          39,673            50,425
                                                               ----------      ----------        ----------
Financing Activities:
  Prepayment of mortgage                                          (30,781)              -                 -
  Extraordinary item on early extingishment
    of debt -- net of taxes                                        (3,310)              -                 -
  Repayment of long-term debt                                      (8,886)         (2,488)           (2,258)
  Proceeds from borrowings                                         37,500
  Increase (decrease) in short-term debt                                -               -            (2,000)
  Reacquisition of common stock                                   (13,304)        (19,369)          (28,855)
  Dividends paid                                                   (9,836)        (10,063)          (10,655)
  Exercise of stock options: Receipts                               2,100           4,553             1,356
  Exercise of stock options: Repurchases                           (4,879)         (8,210)           (3,256)
                                                               ----------      ----------        ----------
    Net cash for financing activities                             (31,396)        (35,577)          (45,668)
                                                               ----------      ----------        ----------
      Cash increase (decrease)                                        111               8               (15)
Cash at beginning of year                                              36              28                43
                                                               ----------      ----------        ----------
  Cash at end of year                                              $  147          $   36            $   28
                                                               ==========      ==========        ==========

----------
See Notes to Consolidated Financial Statements in Item 8.

SCHEDULE III

FOREMOST CORPORATION OF AMERICA AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
                                      FUTURE
                                      POLICY                                     BENEFITS,
                                     BENEFITS,                                    CLAIMS,   AMORTIZATION
                           PREPAID    LOSSES,                                     LOSSES      PREPAID
                           POLICY     CLAIMS                            NET         AND        POLICY       OTHER        NET
                         ACQUISITION AND LOSS   UNEARNED   PREMIUM   INVESTMENT  SETTLEMENT ACQUISITION   OPERATING    PREMIUM
SEGMENT                     COST     EXPENSES   PREMIUMS   REVENUE     INCOME     EXPENSES     COSTS     EXPENSES<F*>  WRITTEN
--------------------     ----------- --------   --------   -------   ----------  ---------- -----------  ------------  -------
(In thousands)
Year Ended December 31,
 1998
  Property and casualty   $75,689    $84,128    $250,959   $436,230    $24,545    $249,786    $130,800     $15,838    $440,784
  Parent and Other              -          -           -          -         23           -           -       3,849           -
                          -------    -------    --------   --------    -------    --------    --------     -------    --------
    Total                 $75,689    $84,128    $250,959   $436,230    $24,568    $249,786    $130,800     $19,687    $440,784
                          =======    =======    ========   ========    =======    ========    ========     =======    ========

(In thousands)
Year Ended December 31,
 1997
  Property and casualty   $74,179    $82,722    $246,429   $429,210    $25,721    $244,608    $125,760     $13,673    $434,317
  Parent and Other              -          -           -          -         92           -           -       6,515           -
                          -------    -------    --------   --------    -------    --------    --------     -------    --------
    Total                 $74,179    $82,722    $246,429   $429,210    $25,813    $244,608    $125,760     $20,188    $434,317
                          =======    =======    ========   ========    =======    ========    ========     =======    ========

Year Ended December 31,
 1996
  Property and casualty   $70,231    $93,420    $241,313   $427,565    $26,686    $276,175    $122,795     $16,123    $419,953
  Parent and Other              -          -           -          -        430           -           -       8,978           -
                          -------    -------    --------   --------    -------    --------    --------     -------    --------
    Total                 $70,231    $93,420    $241,313   $427,565    $27,116    $276,175    $122,795     $25,101    $419,953
                          =======    =======    ========   ========    =======    ========    ========     =======    ========
  Discontinued Operations      $-         $-          $-     $8,908       $745      $6,227      $2,167         $41      $8,908
                          =======    =======    ========   ========    =======    ========    ========     =======    ========








----------
<F*> Allocations of other operating expenses are based on a number of assumptions and estimates and results would change if different method were applied.

----------
See Notes to Consolidated Financial Statements in Item 8.

EXHIBIT INDEX

EXHIBIT NUMBER      DOCUMENT

    10.1            Company's Annual Incentive Plan, restated January 1,
                    1998

     12             Statement RE Computation of Ratios

     21             Subsidiaries of Registrants

     23             Consent of Independent Certified Public Accountants

     27             Financial Data Schedule

     28             Information from Reports Furnished to State Insurance
                        Regulatory Authorities