Form 10-K405/A
period 1998-12-31
FOREMOST CORP OF AMERICA
filed 1999-03-26
CIK 18508

-------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
                            (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X___                           No ______

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


-------------------------------------------------------------------------------

The registrant is filing this Form 10-K/A (Amendment No. 1) solely for the purpose of amending Exhibit 23 previously filed as an exhibit to the registrant's Form 10-K filed with the Securities and Exchange Commission on March 16, 1999.

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

       4.2 Rights Agreement. (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990).

       4.3     Articles of Incorporation.  See Exhibit 3.1 above.

       4.4     Bylaws.  See Exhibit 3.2 above.

      10.1     Company's Annual Incentive Plan, restated January 1,
               1998.<F*><F+>

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

        12     Statement Re Computation of Ratios.<F+>

        21     Subsidiaries of the Registrant.<F+>

        23     Consent of Independent Certified Public Accountants.

        27     Financial Data Schedule.<F+>

        28 Information from Reports Furnished to State Insurance Regulatory Authorities.<F+>
_______________________

<F*>     Management contract or compensatory plan or arrangement.

<F+>     Previously filed.

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

                                  FOREMOST CORPORATION OF AMERICA


Date:  March 25, 1999             By /s/ Paul D. Yared
                                     Paul D. Yared
                                     Senior Vice President, Secretary and
                                       General Counsel

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

       4.2 Rights Agreement. (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990).

       4.3     Articles of Incorporation.  See Exhibit 3.1 above.

       4.4     Bylaws.  See Exhibit 3.2 above.

      10.1     Company's Annual Incentive Plan, restated January 1,
               1998.<F*><F+>

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

        12     Statement Re Computation of Ratios.<F+>

        21     Subsidiaries of the Registrant.<F+>

        23     Consent of Independent Certified Public Accountants.

        27     Financial Data Schedule.<F+>

        28 Information from Reports Furnished to State Insurance Regulatory Authorities.<F+>
_______________________

<F*>     Management contract or compensatory plan or arrangement.

<F+>     Previously filed.