Form 10-Q
period 1999-03-31
FOREMOST CORP OF AMERICA
filed 1999-05-11
CIK 18508

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
===========================================================================

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended             Commission File Number
                MARCH 31, 1999                         0-6478


                      FOREMOST CORPORATION OF AMERICA
          (Exact name of Registrant as specified in its charter)


                   MICHIGAN                           38-1863522
        (State or other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)

             5600 BEECH TREE LANE
              CALEDONIA, MICHIGAN                       49316
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                          OUTSTANDING AT
                  CLASS                    MAY 4, 1999
                  -----                    -----------
     Common Stock, $1.00 par value,     26,654,963 shares

===========================================================================

                      FOREMOST CORPORATION OF AMERICA

                                   INDEX

                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1999 and December 31, 1998                             1-2

     Consolidated Statements of Income -
     Three Months Ended March 31, 1999 and 1998                       3

     Consolidated Condensed Statements of Cash Flows -
     Three Months Ended March 31, 1999 and 1998                       4

     Condensed Notes to Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis                         6-11


PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings                                            12

Item 6.  Exhibits and Reports on Form 8-K                             12-14

   Signatures                                                         15

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FOREMOST CORPORATION OF AMERICA
                        CONSOLIDATED BALANCE SHEETS
                                                                        MARCH 31,      DECEMBER 31,
                                                                          1999            1998
                                                                        --------       ------------
                                                                     (In thousands, except share data)
                                                                      (Unaudited)
Assets:
   Investments-
      Fixed maturities held to maturity                                 $    911        $    947
      Securities available for sale:
         Fixed maturities                                                398,147         356,776
         Equity securities                                                46,732          79,936
      Mortgage loans and land contracts on real estate                     4,093           5,867
      Investment real estate                                              13,205          13,228
      Short-term investments                                              34,677          36,907
                                                                        --------        --------
            Total investments                                            497,765         493,661

Cash                                                                       2,225           2,227
Accrued investment income                                                  6,495           5,966
Premiums receivable                                                       78,066          76,808
Due from reinsurance companies                                            23,615          23,914
Other receivables                                                          1,363           1,573
Prepaid policy acquisition costs                                          75,370          75,689
Prepaid reinsurance premiums                                                 410             977
Real estate and equipment                                                 56,196          54,565
Other assets                                                              16,280          17,816
                                                                        --------        --------
            Total assets                                                $757,785        $753,196
                                                                        ========        ========

Liabilities:
   Unearned premium                                                     $254,938        $250,959
   Insurance losses and loss adjustment expenses                          80,907          84,128
   Accounts payable and accrued expenses                                  30,292          34,045
   Notes and other obligations payable                                    87,552          89,853
   Income taxes                                                           20,923          16,274
   Other liabilities                                                      14,805          13,782
                                                                        --------        --------
            Total liabilities                                            489,417         489,041
                                                                        --------        --------

                      FOREMOST CORPORATION OF AMERICA
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                                        MARCH 31,      DECEMBER 31,
                                                                          1999            1998
                                                                        --------       ------------
Shareholders' Equity:
   Preferred stock, no par value - 10,000,000
      shares authorized, no shares issued                                     --              --
   Common stock, $1 par - 70,000,000 shares
      authorized in 1999 and 1998 respectively;
      26,654,710 and 27,166,240 shares issued and
      Outstanding in 1999 and 1998 respectively                           26,655          27,166
   Additional paid-in capital                                             82,683          83,205
   Unrealized appreciation of securities
      available for sale, net of applicable taxes                          6,691          10,262
   Retained earnings                                                     152,344         143,527
   Restricted stock   deferred compensation                                   (5)             (5)
                                                                        --------        --------

      Total shareholders' equity                                         268,368         264,155
                                                                        --------        --------

      Total liabilities and shareholders' equity                        $757,785        $753,196
                                                                        ========        ========



  See accompanying condensed notes to consolidated financial statements.

                      FOREMOST CORPORATION OF AMERICA
                     CONSOLIDATED STATEMENTS OF INCOME
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
                                                       (In thousands except per share data)
                                                                   (Unaudited)
Income:
   Property and casualty premium earned                      $109,944        $108,307
   Net investment income                                        6,085           6,340
   Realized gains                                               3,933           1,617
   Other                                                        7,220             726
                                                             --------        --------

         Total income                                         127,182         116,990
                                                             --------        --------

Expense:
   Insurance losses and loss expenses                          58,700          62,562
   Amortization of prepaid policy
      Acquisition costs                                        33,712          32,209
   Operating and other                                          5,499           6,939
                                                             --------        --------

         Total expense                                         97,911         101,710
                                                             --------        --------

           Income before taxes                                 29,271          15,280
Income tax provision                                           (9,006)         (3,719)
                                                             --------        --------

         Net income   continuing operations                    20,265          11,561
                                                             ========        ========

Earnings per share of common stock
         Net income                                          $   0.75        $   0.42
                                                             ========        ========

Average shares outstanding                                     26,964          27,591
                                                             ========        ========




Earnings per share of common stock-diluted
         Net income                                          $   0.74        $   0.41
                                                             ========        ========

Average shares outstanding                                     27,434          28,215
                                                             ========        ========

  See accompanying condensed notes to consolidated financial statements.

                      FOREMOST CORPORATION OF AMERICA
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
                                                                  (In thousands)
                                                                    (Unaudited)
Operating Activities:
      Net cash from (for) operating activities               $ 23,783        $  6,441
                                                             --------        --------

Investing Activities:
   Purchases of securities and loans made                     (68,536)        (35,253)
   Purchases of real estate and equipment                      (2,510)         (4,920)
   Sales of securities                                         52,836          21,946
   Maturities of securities and receipts
      from repayments of loans                                  7,718           8,928
   Sales of real estate and equipment                              69             181
   Decrease in short-term investments                           2,230          11,602
                                                             --------        --------

      Net cash from (for) investing activities                 (8,193)          2,484
                                                             --------        --------

Financing Activities:
   Repayment of debt                                           (6,301)         (5,484)
   Proceeds from borrowings                                     4,000           5,000
   Reaquisition of common stock                               (10,484)         (5,679)
   Dividends paid                                              (2,426)         (2,477)
   Exercise of stock options: Receipts                            594             940
   Exercise of stock options: Repurchases                        (975)         (2,342)
                                                             --------        --------

      Net cash for financing activities                       (15,592)        (10,042)
                                                             --------        --------

         Cash decrease                                             (2)         (1,117)
Cash at beginning of year                                       2,227           2,409
                                                             --------        --------

         Cash at end of period                               $  2,225        $  1,292
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

3. During the first quarter of 1998, Foremost Corporation of America adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholders' equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

     Comprehensive income and its components consist of the following:

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                               1999             1998
                                                            ---------        ---------
                                                                  (In thousands)
Net Income                                                   $ 20,265        $ 11,561
Other Comprehensive Income:
   Unrealized Gain (Loss) on Securities
   Available for Sale, (Net of Tax of ($1,923) and $227)     $ (3,571)       $    421
                                                             --------        --------
Comprehensive Income                                         $ 16,694        $ 11,982
                                                             ========        ========

                      FOREMOST CORPORATION OF AMERICA
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                           MARCH 31, 1999
                                           ---------------------------------------------
                                                            OUTSTANDING        PER SHARE
                                           NET INCOME         SHARES             AMOUNT
                                           ----------       -----------        ---------
                                              (In thousands, except per share amounts)
Basic EPS                                   $ 20,265           26,964            $ 0.75
O/S Stock Options                                 --              470                --
                                            --------          -------            ------
Diluted EPS                                 $ 20,265           27,434            $ 0.74
                                            ========          =======            ======

                                                     FOR THE THREE MONTHS ENDED
                                                           MARCH 31, 1998
                                           ---------------------------------------------
                                                            OUTSTANDING        PER SHARE
                                           NET INCOME         SHARES             AMOUNT
                                           ----------       -----------        ---------
                                              (In thousands, except per share amounts)
Basic EPS                                   $ 11,561           27,591            $ 0.42
O/S Stock Options                                 --              624                --
                                            --------          -------            ------
Diluted EPS                                 $ 11,561           28,215            $ 0.41
                                            ========          =======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Foremost Corporation of America (the "Company") achieved record operating earnings per share for the first quarter of 1999. This record was attained excluding the effects of the settlement received from First USA Bank, which added $0.16 per share to the first quarter operating results for 1999. Net income for the first quarter was $0.74 per share, including $0.09 per share in realized gains, compared to $0.41 per share for the same period in 1998, including $0.04 per share in realized gains. All per share amounts are stated on a diluted basis.

     As reported earlier this year, the Company and First USA Bank agreed to resolve the action filed by the Company against First USA Bank and Banc One in the United States District Court for the Western District of Michigan on January 19, 1999. This action arose out of a dispute concerning an Insurance Services Agreement executed by the parties in 1996. The settlement provided that First USA Bank will pay the Company $6.75 million in connection with the termination of the insurance agreement which had provided the Company with the exclusive right to offer certain insurance products to First USA Bank's credit card customers.

     The combined loss and expense ratio for the property and casualty group was a record 88.3% for the first quarter of 1999 compared to 92.7% for the same period in 1998. The majority of the improvement in the combined ratio can be attributed to lower catastrophe losses, which accounted for 3.5 points of the decline. These results were achieved during a quarter when the industry-wide catastrophe losses were approximately $1.85 billion, which is up from the $1.1 billion recorded in the first quarter of 1998, according to The Property Claims Services of the Insurance Services Office, Inc., an independent service organization that compiles insurance data.

     Written premium by major product line is as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                             1ST QUARTER
                                            -----------------------------------------------
                                                                                % INCREASE
                                              1999             1998              (DECREASE)
                                            --------         --------           -----------
                                                          (In thousands)
Mobile Home                                 $ 91,665         $ 87,804               4.4%
RV                                            13,060           13,399              (2.5%)
Automobile                                     6,042            4,150              45.6%
Basics                                         2,067            1,899               8.8%
Homeowners                                       625              563              11.0%
Other                                            695            1,189             (41.5%)
                                            --------         --------             ------
    Total                                   $114,154         $109,004               4.7%
                                            ========         ========             ======

     Momentum generated in written premium growth during the fourth quarter of 1998 carried over to the first quarter of 1999 with solid gains in mobile home premium, direct response automobile premium and the Company's dwelling fire insurance, called BASICS. Mobile home written premium increased 4.4% in the first quarter of 1999 compared to the first quarter of 1998, while BASICS written premium grew by 8.8% in the first quarter when compared to the same period last year. Direct response automobile written premium almost tripled in the first quarter of 1999 from the same period last year when the Company wrote $1.4 million compared to $3.7 million in the first quarter of 1999.

     After-tax investment income contributed $0.19 per share in the first quarters of both 1999 and 1998.

FINANCIAL POSITION

     The principle sources of cash for the first three months of 1999 were $60.4 million from sales and maturities of investments and $23.8 million from operations. The Company also borrowed an additional $4.0 million from its line of credit, but repaid $6.3 million of its debt. The primary uses of cash were $71.0 million for the purchases of securities, real estate and equipment, $11.5 million to purchase treasury stock and $2.4 million to pay dividends to shareholders. The Company had $36.9 million in cash and other liquid assets at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

     Total invested assets on a cost basis increased 2.0%, or $9.6 million, during the first three months of 1999. Market values of securities available for sale decreased $3.6 million net of tax in the first three months of 1999, which is mainly due to $2.6 million, net of tax, realized gains taken from the sale of securities. The reason for the shift in investments from equity securities to fixed maturities is the concern that there is more risk in owning certain large-cap common stocks, with high multiples, at this time than the potential for reward. Also by investing in current return securities, the Company has the expectation that it will be able to maintain or grow its investment income. The Company will continue its strategy of allocating a portion of invested assets to total return investing as opportunities present themselves.

     The Company continued to manage its capital base and leverage ratios by repurchasing 595,500 shares of its common stock during the first quarter of 1999, under a previously announced repurchase plan. Since the inception of this repurchase plan in February 1994, the Company has purchased 6,659,872 shares.

ACCOUNTING STANDARDS

     As required, the Company adopted and incorporated into its Consolidated Financial Statements for the first quarter of 1999, the American Institute of Certified Public Accountants (AICPA) Statement of Positions; Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain Other Insurance-Related Assessments" and Statement of Position 98-5, "Reporting on Costs of Start Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred. Since the Company already expenses these costs as incurred, adoption of this statement had no effect on the results of operations or financial position. Adoption of these statements did not have a material effect on the Company's results of operation or financial position.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs, microcontrollers and other systems being designed using two digits instead of four to define the applicable year. The problem exists when date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and date dependencies for many of its applications. The Company has completed a detailed review of its computer programs to identify the systems that could

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     As of March 31, 1999, the Company has completed approximately 85% of the Year 2000 modifications of its mainframe computer applications. The Company has identified the non-IT systems that have Year 2000 issues and has a plan to assess, remediate and test, if necessary, these systems. The Company will continue to assess the impact of the Year 2000 issue on the remainder of its systems and applications throughout 1999. The Company has performed tests of its systems and applications during the first quarter of 1999 and will continue to do so for the remainder of 1999. The Company's goal is to have systems and applications Year 2000 ready by the middle of 1999, allowing the remaining time to be used for further validation and testing.

     The Company spent approximately $1.8 million before 1997, $3.8 million in connection with Year 2000 issues in 1997 and $4.3 million in 1998. The Company expects that it will spend approximately $2.8 million in 1999. These costs will primarily consist of professional fees paid to third party providers of remediation services. It is the Company's policy to expense all costs associated with these systems changes. The Company may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

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

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, contained in this 10-Q report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

no assurance can be given that such expectations will prove correct. Factors that could cause the company's results to differ materially from the results discussed in such forward-looking statements include competition from other insurance companies, the general economic conditions, the effects of governmental regulation, the effect of the Year 2000 on the Company's business, and the effects of weather-related catastrophes. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential stockholders are cautioned not to place undue reliance on the forward-looking statements made in this report.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as proceedings described in the Company's Annual Report on Form 10-K for the year ending December 31, 1998, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flow or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for said proceedings is not determinable at March 31, 1999. However, one of the proceedings that was pending at December 31, 1998 has been terminated without liability to the Company as follows:

     In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints sought unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. On June 22, 1998, the Circuit Court of Waupaca County, Wisconsin, issued an Order vacating the class certification dismissing all claims against the Company in the Wisconsin action, without prejudice. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, was dismissed by stipulation without prejudice on April 6, 1999. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida was stayed in 1996. The Company will defend this remaining case in the event the stay is lifted, and believes that the case has no merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) LIST OF EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT

     3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

     3.2            Bylaws of the Company. Incorporated by reference to
                    Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

     4.1 Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

     4.2            Rights Agreement. Incorporated by reference to Exhibit
                    2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

     4.3            Articles of Incorporation.  See Exhibit 3.1 above.

     4.4            Bylaws.  See Exhibit 3.2 above.

    10.1 Company's Annual Incentive Plan, restated January 1, 1998.<F*> Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

    10.2 Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997.

    10.3 Company's Retirement Supplement Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.4 Company's Non-Qualified Stock Option Plan, dated February 23, 1995.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

    10.5 Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

    10.6 Director's Deferred Compensation Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.7 Executive Deferred Compensation Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.8 Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

    10.9 Directors' Restricted Stock Plan, dated December 8, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

    10.10 Stock Option Plan of 1998 Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

    10.11           Form of Indemnity Agreement for directors and officers.
                    Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

       27           Financial Data Schedule.

-------------------
<F*>   Management contract or compensatory plan or arrangement.

     (b) REPORTS ON 8-K. There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FOREMOST CORPORATION OF AMERICA
                              (Registrant)


Date:  May 7, 1999            PAUL D. YARED
                              Paul D. Yared
                              Its:  Senior Vice President, Secretary and
                                    General Counsel


Date:  May 7, 1999            KENNETH C. HAINES
                              Kenneth C. Haines
                              Its:  Controller

                               EXHIBIT INDEX

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT

     3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

     3.2            Bylaws of the Company. Incorporated by reference to
                    Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

     4.1 Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

     4.2            Rights Agreement. Incorporated by reference to Exhibit
                    2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

     4.3            Articles of Incorporation.  See Exhibit 3.1 above.

     4.4            Bylaws.  See Exhibit 3.2 above.

    10.1 Company's Annual Incentive Plan, restated January 1, 1998.<F*> Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

    10.2 Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997.

    10.3 Company's Retirement Supplement Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.4 Company's Non-Qualified Stock Option Plan, dated February 23, 1995.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

    10.5 Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

    10.6 Director's Deferred Compensation Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.7 Executive Deferred Compensation Plan, as amended effective January 1, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

    10.8 Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

    10.9 Directors' Restricted Stock Plan, dated December 8, 1994.<F*> Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

    10.10 Stock Option Plan of 1998 Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

    10.11           Form of Indemnity Agreement for directors and officers.
                    Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

       27           Financial Data Schedule.

-------------------
<F*>   Management contract or compensatory plan or arrangement.