Form 10-Q
period 1999-06-30
FOREMOST CORP OF AMERICA
filed 1999-08-10
CIK 18508

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
June 30, 1999	0-6478

FOREMOST CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-1863522
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5600 Beech Tree Lane
Caledonia, Michigan	49316
(Address of Principal Executive Offices)	(Zip Code)

Mailing address:
P.O. Box 2450, Grand Rapids, Michigan 49501

Registrant's Telephone Number, Including Area Code
(616) 942-3000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      Yes     X        No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Outstanding at
Class	June 30, 1999

Common Stock, $1.00 par value,	26,614,826 shares

FOREMOST CORPORATION OF AMERICA

INDEX

Page No.
Part I. Financial Information:

Item 1. Financial Statements:

Consolidated Balance Sheets -
June 30, 1999 and December 31, 1998	1-2

Consolidated Statements of Income -
Six Months Ended June 30, 1999 and 1998	3-4

Consolidated Condensed Statements of Cash Flows -
Six Months Ended June 30, 1999 and 1998	5

Condensed Notes to Consolidated Financial Statements	6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13-15

Part II. Other Information:

Item 1. Legal Proceedings	15-16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K	17-18

Signatures	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	1999	1998
	(In thousands, except per share data)
	(Unaudited)
Assets:
Investments-
Fixed maturities held to maturity	$ 501	$ 947
Securities available for sale:
Fixed maturities	384,316	356,776
Equity securities	62,168	79,936
Mortgage loans and land contracts on real estate	4,083	5,867
Investment real estate	13,687	13,228
Short-term investments	33,666	36,907
Total investments	498,421	493,661

Cash	1,469	2,227
Accrued investment income	6,512	5,966
Premiums receivable	83,027	76,808
Due from reinsurance companies	24,133	23,914
Other receivables	1,257	1,573
Prepaid policy acquisition costs	77,215	75,689
Prepaid reinsurance premiums	495	977
Real estate and equipment	56,585	54,565
Other assets	16,820	17,816
Total assets	$765,934	$753,196

Liabilities:
Unearned premium	$267,132	$250,959
Insurance losses and loss adjustment expenses	82,253	84,128
Accounts payable and accrued expenses	41,288	34,045
Notes and other obligations payable	85,251	89,853
Income taxes	9,400	16,274
Other liabilities	12,126	13,782
Total liabilities	497,450	489,041

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	1999	1998
	(In thousands, except per share data)
	(Unaudited)
Shareholders' Equity:
Preferred stock, no par value - 10,000,000
shares authorized, no shares issued	--	--
Common stock, $1 par - 70,000,000 shares
authorized in 1999 and 1998, respectively;
26,614,826 and 27,166,240 shares issued and
outstanding in 1999 and 1998, respectively	26,615	27,166
Additional paid-in capital	82,846	83,205
Unrealized appreciation of securities
available for sale, net of applicable taxes	2,894	10,262
Retained earnings	156,134	143,527
Restricted stock - deferred compensation	(5)	(5)

Total shareholders' equity	268,484	264,155

Total liabilities and shareholders' equity	$765,934	$753,196

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998
	(In thousands, except per share data)
Income:
Property and casualty premium earned	$111,698	$108,503	$221,642	$216,810
Net investment income	6,497	5,814	12,582	12,154
Realized gains	(115)	2,426	3,818	4,043
Other	(5,398)	563	1,822	1,289

Total income	112,682	117,306	239,864	234,296

Expense:
Insurance losses and loss expenses	63,556	66,841	122,256	129,403
Amortization of prepaid policy
acquisition costs	33,528	32,003	67,240	64,212
Operating	4,750	4,718	8,682	9,722
Interest	1,580	1,729	3,147	3,664
Total expense	103,414	105,291	201,325	207,001

Income before taxes	9,268	12,015	38,539	27,295
Income tax provision	(1,992)	(2,901)	(10,998)	(6,620)

Net income before extraordinary item	7,276	9,114	27,541	20,675

Extraordinary loss on early extingishment
of debt (net of $1,782 of federal income
tax)	--	(3,310)	--	(3,310)

Consolidated net income	$ 7,276	$ 5,804	$ 27,541	$ 17,365

Per share of common stock:
Net income before extraordinary item	$ 0.27	$ 0.33	$ 1.03	$ 0.75
Extraordinary loss - net of tax benefit	$ --	$ (0.12)	$ --	$ (0.12)

Net income	$ 0.27	$ 0.21	$ 1.03	$ 0.63

Average shares outstanding	26,636	27,345	26,799	27,468

Cash dividends per share	$ 0.09	$ 0.09	$ 0.18	$ 0.18

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998
(In thousands, except per share data)
Per share of common stock - diluted
Net income before extraordinary item	$ 0.27	$ 0.33	$ 1.01	$ 0.74
Extraordinary loss - net of tax benefit	$ --	$ (0.12)	$ --	$ (0.12)

Net income	$ 0.27	$ 0.21	$ 1.01	$ 0.62

Average shares outstanding	27,135	27,961	27,280	28,085

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	1999	1998
	(In thousands)

Operating Activities:
Net cash from operating activities	$36,617	$18,051

Investing Activities:
Purchases of securities and loans made	(121,269)	(61,159)
Purchases of real estate and equipment	(7,535)	(10,808)
Sales of securities	80,001	48,493
Maturities of securities and receipts
from repayments of loans	26,306	12,029
Sales of real estate and equipment	3,268	661
Decrease in short-term investments	3,241	9,314

Net cash for investing activities	(15,988)	(1,470)

Financing Activities:
Prepayment of mortgage	--	(30,781)
Extraordinary loss on early extingishment of debt	--	(3,310)
Repayment of debt	(11,102)	(976)
Proceeds from borrowings	6,500	37,500
Repurchase of common stock	(11,305)	(11,898)
Dividends paid	(4,825)	(4,940)
Exercise of stock options: Receipts	869	1,842
Exercise of stock options: Repurchases	(1,524)	(4,467)

Net cash for financing activities	(21,387)	(17,030)

Cash increase (decrease)	(758)	(449)
Cash at beginning of year	2,227	2,409

Cash at end of period	$ 1,469	$ 1,960

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The notes to the consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

2.	All information is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the results shown. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of the results to be expected in any other period.

3.	During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholder's equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

Comprehensive income and its components consist of the following:

	For the Three Months Ended
	June 30,
	1999	1998
	(In thousands)

Net income	$ 7,276	$ 5,804
Other comprehensive income, net of taxes:
Change in unrealized appreciation of investments	(3,872)	(3,054)
Comprehensive income	$ 3,404	$ 2,750

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended
	June 30,
	1999	1998
	(In thousands)

Net income	$27,541	$17,365
Other comprehensive income, net of taxes:
Change in unrealized appreciation of investments	(4,886)	(2,633)
Comprehensive income	$22,655	$14,732

4.	Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

	For the Three Months Ended
	June 30, 1999
		Outstanding	Per Share
	Net Income	Shares	Amount
	(In thousands, except per share amounts)

Basic EPS	$7,276	26,636	$0.27
O/S Stock Options	--	499	--
Diluted EPS	$7,276	27,135	$0.27

	For the Three Months Ended
	June 30, 1998
		Outstanding	Per Share
	Net Income	Shares	Amount
	(In thousands, except per share amounts)

Basic EPS	$5,804	27,345	$0.21
O/S Stock Options	--	616	--
Diluted EPS	$5,804	27,961	$0.21

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended
	June 30, 1999
		Outstanding	Per Share
	Net Income	Shares	Amount
	(In thousands, except per share amounts)

Basic EPS	$27,541	26,799	$1.03
O/S Stock Options	--	481	--
Diluted EPS	$27,541	27,280	$1.01

	For the Six Months Ended
	June 30, 1998
		Outstanding	Per Share
	Net Income	Shares	Amount
	(In thousands, except per share amounts)

Basic EPS	$17,365	27,468	$0.63
O/S Stock Options	--	617	--
Diluted EPS	$17,365	28,085	$0.62

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company achieved record operating earnings per share for the first half of 1999. Net income for the first six months was $1.01 per share, which includes $.02 per share income from legal settlements. That compares to net income, before an extraordinary item, of $.74 per share for the first half of 1998. Realized gains of $.09 per share in both 1999 and 1998 are included in the six months results.

     Results from lawsuit settlements recorded in the first six months of 1999, include a $6.75 million pre-tax settlement received in the first quarter from settlements with First USA Bank and a second quarter accrual of $5.8 million pre-tax for the settlement and payment by the Company of a verdict in Iowa.

     Net income for the three months ended June 30, 1999 was reduced by $.14 from $.41 per share to $.27 per share due to the Iowa verdict accrual. No realized gains were included in the second quarter 1999 net income. This compares to net income, before an extraordinary item, of $.33 per share, including $.05 per share in realized gains, during the same quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The Company's property and casualty group's combined ratio for the six months ended June 30, 1998 was 90.1% compared to 94.4 % for the same period in 1998. The combined ratio for the quarter ended June 30, 1999 was 91.9% compared to 96.1% for the same period in 1998. The majority of the improvement in the combined ratios can be attributed to lower catastrophe losses, which accounted for 3.8 points of the decline in the first six months of 1999 and 4.0 points of the decline in the quarter ended June 30, 1999.

          Written premium by major product line is as follows:

	For the Three Months Ended June 30,
			% Increase
	1999	1998	(Decrease)
	(In thousands)
Mobile Home	$99,593	$94,487	5.4%
Recreational Vehicle	15,631	15,294	2.2%
Automobile - Direct	3,756	2,103	78.6%
Automobile - Runoff	1,257	2,647	(52.5%)
Basics	2,280	2,228	2.3%
Homeowners	804	461	74.4%
Other	786	557	41.1%
Total	$124,107	$117,777	5.4%

	For the Six Months Ended June 30,
			% Increase
	1999	1998	(Decrease)
	(In thousands)
Mobile Home	$191,258	$182,292	4.9%
Recreational Vehicle	28,691	28,692	0.0%
Automobile - Direct	7,441	3,474	114.2%
Automobile - Runoff	3,573	5,402	(33.9%)
Basics	4,347	4,128	5.3%
Homeowners	1,429	1,023	39.7%
Other	1,522	1,770	(14.0%)
Total	$238,261	$226,781	5.1%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company has produced three consecutive quarters of solid growth in written premium, led by gains in its mobile home business, which increased by 4.9% in the first six months of 1999 compared to the premiums written in the same period in 1998. Direct response automobile written premium for the first six months of 1999 more than doubled from the same period in 1998 when the Company wrote approximately $3.5 million compared to $7.4 million in 1999.

     For the first six months of the year, after-tax investment income contributed $.39 per share in 1999 compared to $.36 per share for the same period in 1998. After-tax investment income contributed $.20 per share in the second quarter of 1999 compared to $.18 per share for the same period in 1998. The majority of the increase can be attributed to the positive cash flow from operations during the first six months of 1999.

Financial Position

     The principle sources of cash for the first six months of 1999 were approximately $106.3 million from sales and maturities of investments and $36.6 million from operations. The Company also borrowed an additional $6.5 million from its line of credit, but repaid approximately $11.1 million of its debt. The primary uses of cash were approximately $128.8 million for the purchases of securities, real estate and equipment, $12.8 million to purchase previously-issued Company stock and $4.8 million to pay dividends to shareholders. The Company had $35.1 million in cash and other liquid assets at June 30, 1999.

     Total invested assets on a cost basis increased 3.37%, or $16.1 million, during the first six months of 1999 compared to the same period in 1998. The unrealized gain in securities available for sale declined $7.4 million net of tax in the first six months of 1999 compared to the same period in 1998, of which $2.5 million net of tax, represents realized gains taken from the sale of securities. The shift in investments from equity securities to fixed maturities is due to the Company's concern that there is more risk in owning certain large cap common stocks, with high multiples, at this time than the potential for reward. Also by investing in current return securities, the Company expects that it will be able to maintain or grow its investment income. The Company will continue its strategy of allocating a portion of invested assets to total return investing as opportunities present themselves.

     The Company continued to manage its capital base and leverage ratios by repurchasing $12.8 million of its common stock during the first six months of 1999, under a previously announced repurchase plan. In the first six months of 1999 the Company repurchased 664,945 of its shares. Since the inception of this repurchase plan in February 1994, the Company has purchased 6,729,317 of its shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On June 24, 1999, the Company restructured the interest rate swap on the $30 million of the term loan that is amortizing. The interest rate was lowered from 5.705% to 5.09% plus credit spread and the term was shortened by three years to terminate in May 2001. The starting notional amount was $25 million.

Year 2000 Readiness Disclosure

     The Year 2000 issue is the result of computer programs being written using two digits to define the applicable year instead of four. The problem exists when time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and date dependencies for many of its applications. The Company has completed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 problem. The Company has a comprehensive written plan, which regularly is updated and monitored by technical personnel. Management regularly reviews plan status. The Company also has hired an outside consulting firm to assist in this conversion process and has completed 95% of the Year 2000 modification of its mainframe computer applications. The Company performed a Year 2000 test of its mainframe systems and applications during June 1999. The test results were positive and all errors discovered were remediated and tested. The procedures used by these consultants for the Year 2000 conversion effort have been certified by Information Technology Association of America "ITAA." The ITAA 2000 Certification Program evaluates the consultant's processes and methods used to develop new software or convert existing software to meet the date-related needs of the next century.

     The Company has identified the non-IT systems that have Year 2000 issues and has a plan to assess, remediate and test, if necessary, these systems. The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout the remainder of 1999.

     Management also has reviewed its Year 2000 exposure to third party customers, distributors, suppliers and banking institutions. The Company is in the process of evaluating the Year 2000 readiness of third parties. Significant third parties with which the Company interfaces with regard to the Year 2000 problem include, among others, agents, technology vendors, financial institutions and service providers and companies that provide utility infrastructure (power, natural gas, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks through bilateral efforts and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of a third party to address, in a timely manner, the Year 2000 problem

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

would have on the Company. However, the extent to which the computer operations, utility infrastructures and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to operate or communicate with these third parties and could materially affect the Company's results of operations in any period or periods.

     In connection with the Year 2000 issue, the Company spent approximately $1.8 million before 1997, $3.8 million in 1997 and $4.3 million in 1998. The Company has spent approximately $2.4 million in the first six months of 1999 and expects to spend approximately $0.7 million in the remainder of 1999. These costs primarily will consist of professional fees paid to third party providers of remedial services. It is the Company's policy to expense all costs associated with these systems changes. The Company also may invest in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate the asset over its estimated useful life.

     Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations or liquidity.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating the need for contingency plans that will address possible internal and external scenarios that might have an adverse effect on the Company. We anticipate that all necessary contingency plans will be completed during 1999.

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified the information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

     All statements, other than statements of historical fact, contained in this Form 10-Q report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," " believe," "estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, no assurance can be given that the expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in the forward-looking statements include competition from other insurance companies, general economic conditions, effects of governmental regulation, effects of the Year 2000 on the Company's business and effects of weather-related catastrophes. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential shareholders are cautioned not to place undue reliance on the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The investment portfolios of the Company are managed with the objective of maximizing after-tax investment income and total return, while minimizing credit and market risks to provide support for the insurance operations and overall results of the Company. When developing the investment strategies for the Company, management considers many factors including underwriting results, tax impacts, regulatory requirements, fluctuations in interest rates and other market risks. Investment decisions are managed by investment professionals based on guidelines established by management and approved by the board of directors.

     Market risk represents the potential for loss due to changes in the fair value of financial instruments caused primarily by fluctuations in interest rates and equity prices. The Company mitigates these risks by managing the maturity of its financial instruments to provide adequate funding for the payout of its property and casualty reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

     The only change in the quantitative information since year end 1998 was the restructuring of the interest rate swap. On June 24, 1999, the Company restructured the interest rate swap on $30 million of the term loan that is amortizing. The interest rate was lowered from 5.705% to 5.09% plus credit spread and the term was shortened by three years to terminate in May 2001. The starting notional amount was $25 million. The following table presents the maturities of long-term debt with the corresponding interest rate swaps on this debt. Since the interest rate swaps effectively fix the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company. Further quantitative information can be found in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Form 10-K for the year ended December 31, 1998.

As of June 30, 1999:

	Remainder
	of 1999	2000	2001	2002	2003	Thereafter
LIABILITIES
(In thousands)
Long-term debt	$2,500	$5,000	$5,000	$5,000	$13,000	$52,500

Average interest rate is a floating rate that is fixed by the swaps below.

INTEREST RATE SWAPS
(In thousands)
Notional Amount	$2,500	$13,000	$17,500	$50,000	$ --	$ --

Pay Variable/Receive Fixed:
    Average Receive Fixed Interest Rate - 6.05% plus weighted average credit spread of 0.578%

     Duration is used by management to estimate the value change in the Company's fixed income securities. Price volatility and duration are directly related. Duration is the present value of all future cash flows to be received. The duration of the Company's fixed income portfolio as of June 30, 1999 was four years and the market value was $384.8 million. Therefore, a 1% increase in interest rates would equate to a decrease in market value of approximately $15 million or 4%. Conversely, a 1% decline in interest rates would equate to an increase in market value of approximately $15 million. Other factors such as spread changes, call features, special redemption features and prepayment changes will affect the duration of the portfolio. While duration is expressed in years, it is regarded as a percent change.

          Equity price risk is the potential loss due to changes in the value of equity securities. Equities have more price variability than fixed securities. Historically, equities have provided higher returns over a long period of time. As of June 30, 1999, the Company's investment in equity securities had a market value of $62.2 million. A 10% change in the portfolios equity prices would impact their value by approximately $6.2 million. All equity securities are marketable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

          All of the above risks are monitored on an ongoing basis. Management's need to react to significant changes in interest rates and equity prices is minimized by the fact that the annual maturities of investments and cash flow from insurance operations are sufficient to meet the cash flow requirements of the business. Therefore, management has the ability to wait out these changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management all of these proceedings, as well as proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are not expected to have a material adverse effect on the Company's consolidated financial position, cash flow or operating results. The aggregate ultimate liability, if any, of the Company and its subsidiaries for these proceedings is not determinable at June 30, 1999. However, of the proceedings that were pending at December 31, 1998, the following have been terminated:

          On January 19, 1999, the Company and First USA Bank agreed to resolve the action filed in 1998 by the Company against First USA Bank and Banc One in the United States District Court for the Western District of Michigan arising out of a dispute concerning an insurance services agreement made in 1996. The settlement provided that First USA Bank pay the Company $6.75 million in connection with the termination of the insurance services agreement which had provided the Company the exclusive right to offer certain insurance products to First USA Bank's credit card customers. The settlement proceeds were recorded in the Company's financial results for the first quarter of 1999.

          In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints sought unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. On June 22, 1998, the Circuit Court of Waupaca County, Wisconsin, issued an Order vacating the class certification dismissing all claims against the Company in the Wisconsin action, without prejudice. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, was dismissed by stipulation without prejudice on April 6, 1999. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, has been stayed. The Company will defend this remaining case, if the stay is terminated, and believes that the case has no merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

          In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against Foremost Insurance Company and other affiliated companies in a diversity action filed in the United States District Court for the Northern District of Iowa, Central Division, for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company filed post judgement motions for a judgment notwithstanding the jury verdict, a new trial and remittitur. On July 3, 1997, the trial court set aside the $8 million punitive damage verdict, but denied the Company's other post-trial motions. In December of 1997, the court conducted a new trial to determine whether punitive damages were warranted and, on January 21, 1998, the court awarded $4 million in punitive damages. The Company filed an appeal with the United States Court of Appeals for the Eighth Circuit, however, in May 1999, the Court of Appeals affirmed the lower court. The Company decided no further appeals will be taken in this case. In July 1999, the Company paid approximately $5.8 million to satisfy the judgement.

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of the Company was held on April 29, 1999. The purpose of the meeting was to elect directors, to ratify the appointment of BDO Seidman, LLP as independent auditors for the year ending December 31, 1999 and to transact any other business that properly came before the meeting. The total shares of Common Stock outstanding as of the record date was 26,830,110.

          The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

	Votes Cast
Election of Directors	For	Withheld

Richard L. Antonini	24,712,325	155,403
Larry J. Orange	24,716,249	151,479
Joseph A. Parini	24,710,574	157,154

The following individuals continue to serve as directors of the Company: John C. Canepa, Michael de Havenon, Arthur E. Hall, Richard A. Kayne, Robert M. Raives, Michael B. Targoff and F. Robert Woudstra.

Proposal	For	Against	Abstain

Proposal to ratify appointment of
BDO Seidman, LLP:	24,834,104	5,481	28,143

Item 6. Exhibits and Reports on Form 8-K

          (a)      List of Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

3.2	Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.2	Rights Agreement. Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

4.3	Articles of Incorporation. See Exhibit 3.1 above.

4.4	Bylaws. See Exhibit 3.2 above.

10.1	Company's Annual Incentive Plan, restated January 1, 1998.* Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

10.2	Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997.

10.3	Company's Retirement Supplement Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.4	Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.5	Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

10.6	Director's Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.7	Executive Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.8	Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

10.9	Directors' Restricted Stock Plan, dated December 8, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.10	Stock Option Plan of 1998.* Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

10.11	Form of Indemnity Agreement for directors and officers. Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

27	Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

          (b)      Reports on 8-K. There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREMOST CORPORATION OF AMERICA
(Registrant)

Date: August 10, 1999	/s/ Paul D. Yared
Paul D. Yared
Its: Senior Vice President, Secretary and
General Counsel

Date: August 10, 1999	/s/ Kenneth C. Haines
Kenneth C. Haines
Its: Controller

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

3.2	Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.2	Rights Agreement. Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

4.3	Articles of Incorporation. See Exhibit 3.1 above.

4.4	Bylaws. See Exhibit 3.2 above.

10.1	Company's Annual Incentive Plan, restated January 1, 1998.* Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

10.2	Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31,1997, dated March 17, 1997.

10.3	Company's Retirement Supplement Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.4	Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.5	Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

-i-

10.6	Director's Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.7	Executive Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.8	Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

10.9	Directors' Restricted Stock Plan, dated December 8, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.10	Stock Option Plan of 1998.* Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

10.11	Form of Indemnity Agreement for directors and officers. Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

27	Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

-ii-