Form 10-Q
period 1999-09-30
FOREMOST CORP OF AMERICA
filed 1999-11-02
CIK 18508

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999	Commission File Number 0-6478

FOREMOST CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1863522 (I.R.S. Employer Identification No.)
5600 Beech Tree Lane Caledonia, Michigan (Address of Principal Executive Offices)	49316 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at September 30, 1999
Common Stock, $1.00 par value	26,615,201 shares

FOREMOST CORPORATION OF AMERICA

INDEX

Page No.
Part I.	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets - September 30, 1999 and December 31, 1998	1-2

	Consolidated Statements of Income - Nine Months Ended September 30, 1999 and 1998	3-4

	Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998	5

	Condensed Notes to Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15

Part II.	Other Information:

Item 1.	Legal Proceedings	16-17

Item 6.	Exhibits and Reports on Form 8-K	17-19

	Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	1999	1998
	(In thousands, except share data)
Assets:
Investments-
Fixed maturities held to maturity	$ 501	$ 947
Securities available for sale:
Fixed maturities	388,918	356,776
Equity securities	62,382	79,936
Mortgage loans and land contracts on real estate	3,072	5,867
Investment real estate	14,231	13,228
Short-term investments	29,008	36,907
Total investments	498,112	493,661

Cash	1,219	2,227
Accrued investment income	6,435	5,966
Premiums receivable	85,192	76,808
Due from reinsurance companies	25,563	23,914
Other receivables	587	1,573
Prepaid policy acquisition costs	78,792	75,689
Prepaid reinsurance premiums	692	977
Real estate and equipment	57,184	54,565
Other assets	17,303	17,816
Total assets	$ 771,079	$ 753,196

Liabilities:
Unearned premium	$ 273,541	$ 250,959
Insurance losses and loss adjustment expenses	87,336	84,128
Accounts payable and accrued expenses	38,723	34,045
Notes and other obligations payable	83,950	89,853
Income taxes	4,710	16,274
Other liabilities	14,017	13,782
Total liabilities	502,277	489,041

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	1999	1998
	(In thousands, except share data)
Shareholders' Equity:
Preferred stock, no par value - 10,000,000
shares authorized, no shares issued	--	--
Common stock, $1 par - 70,000,000 shares
authorized; 26,615,201 and 27,166,240 shares
issued and outstanding in 1999 and 1998,
respectively	26,615	27,166
Additional paid-in capital	82,868	83,205
Unrealized appreciation of securities
available for sale, net of applicable taxes	(1,675)	10,262
Retained earnings	160,999	143,527
Restricted stock -- deferred compensation	(5)	(5)

Total shareholders' equity	268,802	264,155

Total liabilities and shareholders' equity	$ 771,079	$ 753,196

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands, except per share data)
Income:
Property and casualty premium earned	$ 112,948	$ 109,673	$ 334,590	$ 326,483
Net investment income	6,642	6,129	19,224	18,283
Realized gains	1,060	1,828	4,878	5,871
Other	925	503	2,747	1,792

Total income	121,575	118,133	361,439	352,429

Expense:
Insurance losses and loss expenses	73,541	63,064	195,797	192,467
Amortization of prepaid policy
acquisition costs	33,574	31,981	100,814	96,193
Operating	4,794	4,989	13,476	14,711
Interest	1,496	1,760	4,643	5,423
Total expense	113,405	101,794	314,730	308,794

Income before taxes	8,170	16,339	46,709	43,635
Income tax provision	(895)	(4,492)	(11,893)	(11,113)

Net income before extraordinary item	7,275	11,847	34,816	32,522

Extraordinary loss on early extinguishment of debt (net of $1,782 of federal income tax)	--	--	--	(3,310)

Consolidated net income	$ 7,275	$ 11,847	$ 34,816	$ 29,212

Per share of common stock:
Net income before extraordinary item	$ 0.27	$ 0.43	$ 1.30	$ 1.19
Extraordinary loss -- net of tax benefit	--	$ --	--	$ (0.12)

Net income	$ 0.27	$ 0.43	$ 1.30	$ 1.07

Average shares outstanding	26,615	27,240	26,737	27,391

Cash dividends per share	$ 0.09	$ 0.09	$ 0.27	$ 0.27

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands, except per share data)
Per share of common stock -- diluted
Net income before extraordinary item	$ 0.27	$ 0.43	$ 1.28	$ 1.16
Extraordinary loss -- net of tax benefit	--	$ --	--	$ (0.12)

Net income	$ 0.27	$ 0.43	$ 1.28	$ 1.04

Average shares outstanding	27,180	27,753	27,248	27,963

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	1999	1998
	(In thousands)
Operating Activities:
Net cash from operating activities	$ 47,183	$ 37,640

Investing Activities:
Purchases of securities	(162,034)	(82,768)
Purchases of real estate and equipment	(9,508)	(16,586)
Sales of securities	93,128	78,781
Maturities of securities and receipts
from repayments of loans	44,135	13,476
Sales of real estate and equipment	3,267	934
(Increase) Decrease in short-term investments	7,899	(6,150)

Net cash for investing activities	(23,113)	(12,313)

Financing Activities:
Prepayment of mortgage	--	(30,781)
Extraordinary loss on early extinguishment of debt	--	(3,310)
Repayment of debt	(12,403)	(7,271)
Proceeds from borrowings	6,500	37,500
Reacquisition of common stock	(11,305)	(12,094)
Dividends paid	(7,220)	(7,391)
Exercise of stock options: Receipts	893	2,100
Exercise of stock options: Repurchases	(1,543)	(4,879)

Net cash for financing activities	(25,078)	(26,126)

Cash increase (decrease)	(1,008)	(799)
Cash at beginning of year	2,227	2,409

Cash at end of period	$ 1,219	$ 1,610

See accompanying condensed notes to consolidated financial statements.

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The notes to the consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

2.	All information is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the results shown. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of the results to be expected in any other period.

3.	During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholders' equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

Comprehensive income and its components consist of the following:

	For the Three Months Ended September 30,
	1999	1998
	(In thousands)

Net income	$ 7,275	$ 11,847
Other comprehensive income, net of taxes:
Change in unrealized appreciation of investments	(4,569)	(6,169)
Comprehensive income	$ 2,706	$ 5,678

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	1999	1998
	(In thousands)

Net income	$ 34,816	$ 29,212
Other comprehensive income, net of taxes:
Change in unrealized appreciation of investments	(11,937)	(8,802)
Comprehensive income	$ 22,879	$ 20,410

4.	Earnings per share amounts are computed based on the weighted average number of common shares outstanding during each quarter. The reconciliation of basic to diluted earnings per share amounts is as follows:

	For the Three Months Ended September 30, 1999
	Net Income	Outstanding Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS	$ 7,275	26,615	$ 0.27
O/S Stock Options	--	565	--
Diluted EPS	$ 7,275	27,180	$ 0.27

	For the Three Months Ended September 30, 1998
	Net Income	Outstanding Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS	$ 11,847	27,240	$ 0.43
O/S Stock Options	--	513	--
Diluted EPS	$ 11,847	27,753	$ 0.43

FOREMOST CORPORATION OF AMERICA
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 1999
	Net Income	Outstanding Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS	$ 34,816	26,737	$ 1.30
O/S Stock Options	--	511	--
Diluted EPS	$ 34,816	27,248	$ 1.28

	For the Nine Months Ended September 30, 1998
	Net Income	Outstanding Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS	$ 29,212	27,391	$ 1.07
O/S Stock Options	--	572	--
Diluted EPS	$ 29,212	27,963	$ 1.04

5.	On October 19, 1999, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of October 18, 1999, among the Company, Spartan Parent Corp., a newly formed Delaware corporation, and Spartan Acquisition Co., a Michigan corporation and wholly owned subsidiary of Spartan Parent Corp. Spartan Parent Corp. is owned by Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange, which are managed by Farmers Group, Inc. Farmers Group, Inc. is a member of the Zurich Financial Services Group.

Under the terms of the merger agreement, each outstanding share of the Company's common stock will be exchanged for $29.25 in cash, or approximately $812 million on a fully diluted basis. The merger agreement provides for the merger of Spartan Acquisition Co. with and into the Company, with the effect that following completion of the merger the Company will be a wholly owned subsidiary of Spartan Parent Co. Accordingly, the merger will convert the Company from a listed public corporation to a privately owned corporation. Completion of the merger is subject to customary closing conditions, including approval by the Company's shareholders and the receipt of regulatory and other approvals. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 19, 1999 regarding the signing of the agreement and plan of merger. Approval of the proposed merger by the Company's shareholders will be solicited through a proxy statement to be mailed to shareholders. The Company expects that the merger will be completed in the first quarter of 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

          On October 18, 1999, the Company and Spartan Parent Corp., a newly formed Delaware corporation which is owned by three insurance exchanges that are managed by Farmers Group, Inc., entered into an agreement regarding the acquisition of the Company by merger. Under the terms of the agreement and plan of merger, each outstanding share of the Company's common stock will be exchanged for $29.25 in cash, or approximately $812 million on a fully diluted basis. Completion of the merger is subject to a number of conditions, including approval by the Company's shareholders and receipt of all necessary regulatory and other approvals. Both companies continue to work toward the completion of the sale and it is anticipated that it will close in the first quarter of 2000.

Results of Operations

          Net income for Foremost Corporation of America (the "Company") for the third quarter was $.27 per share, including $.03 per share in realized gains. This compares to net income of $.43 per share, including $.04 per share in realized gains, during the same quarter of 1998. Net income for the first nine months was $1.28 per share, which compares to net income, before an extraordinary item, of $1.16 per share for the first nine months of 1998. Realized gains of $.12 per share in 1999 and $.13 per share in 1998 are included in the nine months results.

          Results from lawsuit settlements, recorded in the first nine months of 1999, include a $6.75 million pre-tax settlement received in the first quarter from the settlement with First USA Bank and a second quarter charge of $5.8 million pre-tax for the settlement and payment by the Company of a verdict in Iowa.

          Foremost property and casualty group's combined ratio for the third quarter of 1999 was 99.8% compared to 91.9% for the same period last year. Due mainly to Hurricane Floyd, third quarter catastrophe losses accounted for 6.6 points of the increase in the combined ratio in the third quarter compared to the same quarter of last year. The 1999 combined ratio for the first nine months was 93.4%, which compares with 93.5% for the first nine months of 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Written premium by major product line is as follows:

	For the Three Months Ended September 30,1999
	1999	1998	% Increase (Decrease)
	(In thousands)

Mobile Home	$ 98,418	$ 97,688	0.7%
Recreational Vehicle	11,355	11,003	3.2%
Automobile -- Direct	4,182	2,206	89.6%
Automobile -- Agency	1,219	1,776	(31.4%)
Basics	2,316	2,176	6.4%
Homeowners	1,269	896	41.6%
Other	820	946	(13.3%)
Total	$ 119,579	$ 116,691	2.5%

	For the Nine Months Ended September 30, 1999
	1999	1998	% Increase (Decrease)
	(In thousands)

Mobile Home	$ 289,677	$ 279,980	3.5%
Recreational Vehicle	40,046	39,695	0.9%
Automobile -- Direct	11,623	6,028	92.8%
Automobile -- Agency	4,792	6,829	(29.8%)
Basics	6,663	6,303	5.7%
Homeowners	2,698	1,920	40.5%
Other	2,341	2,717	(13.8%)
Total	$ 357,840	$ 343,472	4.2%

          The Company's written premium has increased 4.2% for the first nine months of 1999 compared to the same period last year. Mobile home written premium had solid growth increasing $9.7 million for the first nine months of 1999 compared to the first nine months of 1998. Direct response automobile written premium for the first nine months of 1999 nearly doubled from the same period last year when the Company wrote $6 million compared to $11.6 million in 1999.

          After-tax investment income contributed $.21 per share in the third quarter of 1999 compared to $.18 per share in the third quarter of 1998. For the first nine months of 1999, after-tax investment income contributed $.59 per share compared to $.55 per share for the same period last year. The majority of the increase can be attributed to the positive cash flow from operations during the first nine months of 1999 and the shift of equity securities to fixed maturities (see below).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position

          The principal sources of cash for the first nine months of 1999 were approximately $137.3 million from sales and maturities of investments and $47.2 million from operations. The Company also borrowed an additional $6.5 million from its line of credit, but repaid approximately $12.4 million of its debt. The primary uses of cash were approximately $171.5 million for the purchases of securities, real estate and equipment, $12.8 million to purchase treasury stock and $7.2 million to pay dividends to shareholders. The Company had $30.2 million in cash and other liquid assets at September 30, 1999.

          Total invested assets on a cost basis increased 4.8%, or $28.8 million during the first nine months of 1999. The unrealized gain in securities available for sale declined $11.9 million net of tax in the first nine months of 1999, of which $3.2 million, net of tax, represents realized gains taken from the sale of securities. The reason for the shift in investments from equity securities to fixed maturities is the concern that there is more risk in owning certain large cap common stocks, with high multiples, at this time than the potential for reward. Also by investing in current return securities, the Company has the expectation that it will be able to maintain or grow its investment income. The Company will continue its strategy of allocating a portion of invested assets to total return investing as opportunities present themselves.

          The Company continued to manage its capital base and leverage ratios by repurchasing $12.8 million of its common stock during the first nine months of 1999, under a previously announced repurchase plan. In the first nine months of 1999 the Company repurchased 665,695 of its shares. Since the inception of this repurchase plan in February 1994, the Company has purchased 6,730,067 shares.

          On June 24, 1999, the Company restructured the interest rate swap on the $30 million of the term loan that is amortizing. The interest rate was lowered from 5.705% to 5.09% plus credit spread and the term was shortened by three years to terminate in May 2001. The starting notional amount was $25 million.

Recent Accounting Pronoucements

          FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because the Company has not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year 2000 Readiness Disclosure

          The Year 2000 issue is the result of computer programs being written using two digits to define the applicable year instead of four. The problem exists when time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. By nature, the insurance industry is highly dependent upon computer systems because of significant transaction volumes and date dependencies for many of its applications. The Company has completed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 problem. The Company has a comprehensive written plan, which regularly is updated and monitored by technical personnel. Management regularly reviews plan status. The Company also has hired an outside consulting firm to assist in this conversion process and has completed 99% of the Year 2000 modification of its mainframe computer applications. The Company performed a Year 2000 test of its systems and applications during June 1999. The test results were positive and all errors discovered were remediated and tested. The procedures used by these consultants for the Year 2000 conversion effort have been certified by Information Technology Association of America "ITAA." The ITAA 2000 Certification Program evaluates the consultant's processes and methods used to develop new software or convert existing software to meet the date-related needs of the next century.

          The Company also has identified the non-IT systems that have Year 2000 issues and has a plan to assess, remediate and test, if necessary, these systems. The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout the remainder of 1999.

          Management also has reviewed its Year 2000 exposure to third party customers, distributors, suppliers and banking institutions. The Company is in the process of evaluating the Year 2000 readiness of third parties. Significant third parties with which the Company interfaces with regard to the Year 2000 problem include, among others, agents, technology vendors, financial institutions, as well as service providers and companies that provide utility infrastructure (power, natural gas, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks through bilateral efforts and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of a third party to address, in a timely manner, the Year 2000 problem would have on the Company. However, the extent to which the computer operations, utility infrastructures and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to operate or communicate with such third parties and could materially affect the Company's results of operations in any period or periods.

          In connection with the Year 2000 issue, the Company spent approximately $1.8 million before 1997, $3.8 million in 1997 and $4.3 million in 1998. The Company expects to spend approximately $2.8 million in 1999. These costs primarily will consist of professional fees paid to third party providers of remedial services. It is the Company's policy to expense all costs associated with these systems changes. The Company also may invest in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, where Year 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

          Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating the need for contingency plans that will address possible internal and external scenarios that might have an adverse effect on the Company. Management anticipates that all necessary contingency plans will be completed during 1999.

          This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

Forward-Looking Statements

          All statements, other than statements of historical fact, contained in this Form 10-Q report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "expect" or similar statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include competition from other insurance companies, the general economic conditions, the effects of governmental regulation, the effects of the Year 2000 on the Company's business and the effects of weather-related catastrophes. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and current and potential shareholders are cautioned not to place undue reliance on the forward-looking statements made in this report.

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

          The only change in the quantitative information since year-end 1998 was the restructuring of the interest rate swap. On June 24, 1999, the Company restructured the interest rate swap on the $30 million of the term loan that is amortizing. The interest rate was lowered from 5.705% to 5.09% plus credit spread and the term was shortened by three years to terminate in May 2001. The starting notional amount was $25 million. The following table presents the maturities of long-term debt with the corresponding interest rate swaps on this debt. Since the interest rate swaps effectively fix the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company. Further quantitative information can be found in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Form 10-K for the year ended December 31, 1998.

          As of September 30, 1999:

	Remainder of 1999	2000	2001	2002	2003	Thereafter
LIABILITIES (In thousands)

Long-term debt	$ 1,250	$ 5,000	$ 5,000	$ 5,000	$13,000	$ 52,500

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

          Average interest rate is a floating rate that is fixed by the swaps below:

	Remainder of 1999	2000	2001	2002	2003	Thereafter
INTEREST RATE SWAPS (In thousands)

Notional Amount	$ 1,250	$ 13,000	$ 17,500	$ 50,000	$ --	$ --

Pay Variable/Receive Fixed:
   Average Receive Fixed Interest Rate - 6.05% plus weighted average credit spread of 0.578%

          Duration is used by management to estimate the value change in the Company's fixed income securities. Price volatility and duration are directly related. Duration is the present value of all future cash flows to be received. The duration of the Company's fixed income portfolio as of September 30, 1999 was four years and the market value was $389.4 million. Therefore, a 1% increase in interest rates would equate to a decrease in market value of approximately $15 million or 4%. Conversely, a 1% decline in interest rates would equate to an increase in market value of approximately $15 million. Other factors such as spread changes, call features, special redemption features and prepayment changes will all affect the duration of the portfolio. While duration is expressed in years, it is regarded as a percent change.

          Equity price risk is the potential loss due to changes in the value of equity securities. Equities have more price variability than fixed securities. Historically, equities have provided higher returns over a long period of time. As of September 30, 1999, the Company's investment in equity securities had a market value of $62.4 million. A 10% change in the portfolio's equity prices would impact their value by approximately $6.2 million. All equity securities are marketable.

          All of the above risks are monitored on an ongoing basis. Management's need to react to significant changes in interest rates and equity prices is minimized by the fact that the annual maturities of investments and cash flow from insurance operations are sufficient to meet the cash flow requirements of the business. Therefore, management has the ability to wait out these changes.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company and its subsidiaries routinely are engaged in litigation as plaintiff and defendant in the normal course of business. In the opinion of management the following proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, cash flow or operating results.

          In April 1996, national class actions were filed by the same group of plaintiffs' attorneys in Wisconsin, Illinois and Florida state courts against the Company and certain other defendants alleging misrepresentations in connection with the sale of force-placed collateral protection insurance. The complaints sought unspecified compensatory and punitive damages. The Wisconsin case was conditionally class certified by the Wisconsin state court, before service of the complaint. On June 22, 1998, the Circuit Court of Waupaca County, Wisconsin, issued an Order vacating the class certification dismissing all claims against the Company in the Wisconsin action, without prejudice. The case filed in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, was dismissed by stipulation without prejudice on April 6, 1999. The action filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, has been stayed. The Company will defend this remaining case, if the stay is terminated, and believes that the case lacks merit. The Company has not established a specific reserve for these related actions, because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

          In November 1995, an Iowa jury returned a verdict of $688,000 in compensatory damages and $8 million in punitive damages against Foremost Insurance Company and other affiliated companies in a diversity action filed in the United States District Court for the Northern District of Iowa, Central Division, for alleged fraud, breach of contract and misappropriation of trade secrets in the termination of an agent's contract. The Company filed post judgement motions for a judgment notwithstanding the jury verdict, a new trial and remittitur. On July 3, 1997, the trial court set aside the $8 million punitive damage verdict, but denied the Company's other post-trial motions. In December of 1997, the court conducted a new trial to determine whether punitive damages were warranted and, on January 21, 1998, the court awarded $4 million in punitive damages. The Company filed an appeal with the United States Court of Appeals for the Eighth Circuit, however, in May 1999, the Court of Appeals affirmed the lower court. In July 1999, the Company paid approximately $5.8 million to satisfy the judgement, including interest on the punitive damages, from the date of the January 1998 judgement to the date of payment of the damages. Plaintiffs have filed a motion seeking pre-judgment interest on the punitive damage award from the original November 1995 judgment until the date of payment. The Company believes that because the trial court set aside the original punitive damages award and granted a new trial on all punitive damages issues, the appropriate date from which to calculate interest on punitive damages is the January 1998 date. The parties have filed briefs on this issue and the Company believes case law supports its position. If plaintiffs prevail on their motion, the additional interest payment would be approximately $500,000. The Company has not established a specific reserve for the additional interest payment.

          In August 1999, the Company was named as a defendant in an action in the State Circuit Court of Jefferson County, Mississippi purportedly filed on behalf of Foremost policyholders. The complaint, which seeks both compensatory and punitive damages, challenges the Company's sale of mobile home insurance containing coverage for adjacent structures as part of the package of coverages included in its standard policy. The complaint alleges that the Company and its Mississippi agents failed to disclose information about the adjacent structures coverage. The Company denies the allegations and intends vigorously to defend the suit. The Company has removed the case to the United States District Court for the Southern District of Mississippi. Plaintiffs have filed a petition seeking to remand the case back to the state court. There has been no ruling by the federal court on plaintiffs' remand motion. The Company believes that the case lacks merit. The Company has not established a specific reserve for this case because the amount of the Company's liability exposure, if any, cannot be reasonably estimated.

Item 6.   Exhibits and Reports on Form 8-K

          (a)         List of Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between the Company, Spartan Parent Corp. and Spartan Acquisition Co., dated October 18, 1999. Incorporated by reference to the Company's Current Report on Form 8-K, dated October 19, 1999.

3.1	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

3.2	Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.2	Rights Agreement. Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

4.3	Amendment No. 1 to Rights Agreement.

4.4	Amendment No. 2 to Rights Agreement.

4.5	Articles of Incorporation. See Exhibit 3.1 above.

4.6	Bylaws. See Exhibit 3.2 above.

10.1	Company's Annual Incentive Plan, restated January 1, 1998.* Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

10.2	Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 17, 1997.

10.3	Company's Retirement Supplement Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.4	Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.5	Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

10.6	Director's Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.7	Executive Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.8	Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

10.9	Directors' Restricted Stock Plan, dated December 8, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.10	Stock Option Plan of 1998.* Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

10.11	Form of Indemnity Agreement for directors and officers. Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

27	Financial Data Schedule.
_____________________

* Management contract or compensatory plan or arrangement.

          (b)         Reports on 8-K. There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREMOST CORPORATION OF AMERICA (Registrant)

Date: November 1, 1999	/s/ F. Robert Woudstra F. Robert Woudstra Its: Chief Operating Officer and Chief Financial Officer

Date: November 1, 1999	/s/ Paul D. Yared Paul D. Yared Its: Senior Vice President, Secretary and General Counsel

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between the Company, Spartan Parent Corp. and Spartan Acquisition Co., dated October 18, 1999. Incorporated by reference to the Company's Current Report on Form 8-K, dated October 19, 1999.

3.1	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 dated November 12, 1998.

3.2	Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, dated November 12, 1998.

4.2	Rights Agreement. Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, effective January 8, 1990.

4.3	Amendment No. 1 to Rights Agreement.

4.4	Amendment No. 2 to Rights Agreement.

4.5	Articles of Incorporation. See Exhibit 3.1 above.

4.6	Bylaws. See Exhibit 3.2 above.

10.1	Company's Annual Incentive Plan, restated January 1, 1998.* Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending December 31, 1998, dated March 16, 1999.

10.2	Company's Long-Term Incentive Plan dated December 8, 1994, as amended December 5, 1996.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 17, 1997.

10.3	Company's Retirement Supplement Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

-i-

10.4	Company's Non-Qualified Stock Option Plan, dated February 23, 1995.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.5	Amended and Restated Agreement made as of the 1st day of January 1998 between the Company and the American Association of Retired Persons. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1997, dated March 6, 1998.

10.6	Director's Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.7	Executive Deferred Compensation Plan, as amended effective January 1, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, dated February 24, 1994.

10.8	Employment Agreements dated as of January 1, 1990 between the Company and certain of its employees.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, dated February 22, 1990.

10.9	Directors' Restricted Stock Plan, dated December 8, 1994.* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1994, dated February 23, 1995.

10.10	Stock Option Plan of 1998.* Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

10.11	Form of Indemnity Agreement for directors and officers. Incorporated by reference to the Company's Definitive Proxy Statement filed on March 25, 1998.

27	Financial Data Schedule.

_____________________

* Management contract or compensatory plan or arrangement.

-ii-